Form 10-Q
period 1996-09-30
AMERICAN PAD & PAPER CO; AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1996-11-06
CIK 5588, 817647

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                       Commission file number   1-11803
                                               --------

                         AMERICAN PAD & PAPER COMPANY
            (Exact name of registrant as specified in its charter)


              Delaware                                      04-3164298
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

17304 Preston Road, Suite 700, Dallas, TX                   75252-5613
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (972) 733-6200


                       Commission file number   333-3006
                                                --------

                AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                      25-1512956
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

17304 Preston Road, Suite 700, Dallas, TX                   75252-5613
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (972) 733-6200


          Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          American Pad & Paper Company                   Yes  X       No
                                                             ---         ---
          American Pad & Paper Company of Delaware, Inc. Yes  X       No
                                                             ---         ---

          As of November 4, 1996, American Pad & Paper Company has 27,399,809 shares of Common Stock outstanding. As of November 4, 1996, American Pad & Paper Company of Delaware, Inc. had 100 shares of Common Stock outstanding, all of which are indirectly owned by American Pad & Paper Company.

================================================================================

                          AMERICAN PAD & PAPER COMPANY

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I   FINANCIAL INFORMATION
         Important Explanatory Note  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

         Item 1.           Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   3

                           Condensed Consolidated Balance Sheets as
                           of December 31, 1995 and September 30, 1996 . . . . . . . . . . .   3

                           Condensed Consolidated Statements of
                           Operations for the three months ended
                           September 30, 1995 and 1996 and for the nine
                           months ended September 30, 1995 and 1996  . . . . . . . . . . . .   4

                           Condensed Consolidated Statements of
                           Cash Flows for the nine months
                           ended September 30, 1995 and 1996 . . . . . . . . . . . . . . . .   5

                           Notes to Condensed Consolidated
                           Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART II  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   18

                          PART I. FINANCIAL INFORMATION

Important Explanatory Note.

         This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of American Pad & Paper Company, a Delaware corporation, and its wholly owned subsidiary, American Pad & Paper Company of Delaware, Inc., a Delaware corporation. Unless the context requires otherwise, references herein to the "Company" refer to both American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. American Pad & Paper Company is a holding company with no operations separate from its operating subsidiary, American Pad & Paper Company of Delaware, Inc. No separate financial information for American Pad & Paper Company of Delaware, Inc. has been provided herein because management of the Company believes such information would not be meaningful because (i) American Pad & Paper Company of Delaware, Inc. is the only operating subsidiary of American Pad & Paper Company, which has no operations other than those of American Pad & Paper Company of Delaware, Inc. and its subsidiaries and (ii) all assets and liabilities of American Pad & Paper Company are recorded on the books of American Pad & Paper Company of Delaware, Inc. There is no material difference between American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc.

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN PAD & PAPER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                        December 31,  September 30,

            ASSETS                                         1995           1996
            ------                                        -------         -----
Current assets:
  Cash                                                    $ 18,341      $ 13,200
  Restricted cash                                            3,619         2,410
  Accounts receivable, net                                  25,943        60,287
  Refundable income taxes                                    3,657           -
  Inventories                                               93,061        97,212
  Prepaid expenses and other current assets                    927         7,601
  Assets held for sale                                      42,578           356
  Deferred income taxes                                     15,009        14,070
                                                          --------      --------
        Total current assets                               203,135       195,136
Property and equipment, net                                106,768       132,541
Intangible assets, net                                     191,012       190,946
Other                                                        3,441         1,790
                                                          --------      --------
          Total assets                                    $504,356      $520,413
                                                          ========      ========



    LIABILITIES AND STOCKHOLDERS'
    -----------------------------
               EQUITY (DEFICIT)
               ----------------
Current liabilities:
  Current portion of long-term debt                       $  11,834    $   2,168
  Accounts payable                                           37,048       37,420
  Accrued expenses                                           44,835       51,565
  Income taxes payable                                          494           --
                                                          ---------    ---------
        Total current liabilities                            94,211       91,153
Long-term debt                                              443,794      298,920
Deferred income taxes                                        30,070       31,821
Other                                                         2,702        4,070
                                                          ---------    ---------
        Total liabilities                                   570,777      425,964
                                                          ---------    ---------
Stockholders' equity (deficit):
  Preferred stock, 150 shares authorized, 58
    shares and no shares issued and outstanding,
    respectively                                            113,887           --
  Common stock, voting, $.01 par value, 75,000
    shares authorized, 900 shares and 27,400
     shares issued, respectively                                  9          274
  Additional paid-in capital                                 14,240      300,980
  Accumulated deficit                                      (194,557)    (206,805)
                                                          ---------    ---------
        Total stockholders' equity (deficit)                (66,421)      94,449
                                                          ---------    ---------
          Total liabilities and stockholders' (deficit)   $ 504,356    $ 520,413
                                                          =========    =========



           See notes to condensed consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share amounts)

--------------------------------------------------------------------------------


                                                 Three Months             Nine Months
                                              Ended September 30        Ended September 30,

                                               1995        1996          1995        1996
                                               ----        ----          ----        ----
Net sales                                   $ 53,787    $ 173,606    $ 146,009    $ 407,813
Cost of sales                                 43,529      137,569      122,530      323,317
                                            --------    ---------    ---------    ---------
     Gross profit                             10,258       36,037       23,479       84,496

Operating expenses:

  Selling and marketing                        1,269        4,945        3,598       12,165
  General and administrative                   1,733        7,581        4,714       22,051
  Management fees and services                   185        1,786          472        2,846
                                            --------    ---------    ---------    ---------

Income from operations                         7,071       21,725       14,695       47,434

Other income (expense):
  Interest                                    (2,050)      (9,940)      (5,837)     (34,972)
  Other income, net                              (29)         408          130        1,179
                                            --------    ---------    ---------    ---------

Income before income taxes                     4,992       12,193        8,988       13,641
Provision for income taxes                       142        5,268        1,674        5,893
                                            --------    ---------    ---------    ---------

Income before extraordinary item               4,850        6,925        7,314        7,748

Extraordinary loss from extinguishment of debt (net of income tax benefit of

   $12,018 and $13,009, respectively)           --        (18,695)        --        (19,995)
                                            --------    ---------    ---------    ---------

Net income (loss)                           $  4,850    $ (11,770)   $   7,314    $ (12,247)
                                            ========    =========    =========    =========
Income (loss) per share:
    Income before extraordinary item        $    .16    $     .24    $     .25    $     .26
    Extraordinary item                          --           (.64)        --           (.67)
                                            --------    ---------    ---------    ---------
    Net income (loss)                       $    .16    $    (.40)   $     .25    $    (.41)
                                            ========    =========    =========    =========

Weighted average common shares
  outstanding                                 29,607       29,351       29,607       29,607
                                            ========    =========    =========    =========

           See notes to condensed consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

--------------------------------------------------------------------------------



                                                                                      Nine Months
                                                                                  Ended September  30,
                                                                                      1995         1996
                                                                                 ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                                              $   7,314    $ (12,247)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
     Depreciation                                                                    1,291        6,796
     Amortization of goodwill and intangible assets                                     93        3,340
     Extraordinary loss on extinguishment of debt                                       --       19,995
     Amortization of debt issuance costs                                               637        3,167
     Non cash interest expense and accretion of discount                               116           --
     Gain on sale of assets                                                           (119)         (49)
     Changes in:
          Restricted cash                                                               --        2,079
          Accounts receivable                                                      (14,681)     (14,114)
          Refundable income taxes                                                       --        3,657
          Inventories                                                                 (748)       8,638
          Prepaid expenses and other current assets                                   (537)      (1,279)
          Deferred tax asset, net                                                      916       12,795
          Accounts payable                                                            (134)      (5,457)
          Accrued expenses                                                            (162)      (2,852)
          Other assets                                                                  --        1,646
          Other liabilities                                                            390          677
                                                                                 ---------    ---------
           Net cash provided by (used in)
            operating activities                                                    (5,624)      26,792
                                                                                 ---------    ---------
Cash flows from investing activities:
  Purchase of Niagara and other businesses, including
   acquisition costs and services                                                   (6,665)     (52,894)
  Purchases of property and equipment, net                                          (1,975)      (7,630)
  Proceeds from sale of Personalizing Division                                          --       47,890
  Proceeds from sale of assets                                                         119          913
  Net cash used by assets held for sale                                                 --       (7,618)
                                                                                 ---------    ---------
           Net cash used in investing activities                                    (8,521)     (19,339)
                                                                                 ---------    ---------
Cash flows from financing activities:
  Repayment of old accounts receivable facility                                         --      (45,000)
  Proceeds from new accounts receivable facility                                        --       45,000
  Repayment of new accounts receivable facility                                         --      (10,000)
  Net borrowings under line of credit                                                6,455           --
  Proceeds from long-term debt                                                      10,209      192,773
  Repayment of long-term debt                                                       (2,499)    (351,213)
  Redemption premiums included in extraordinary loss                                    --       (7,700)
  Debt issuance costs                                                                   --       (9,572)
  Net proceeds from initial public offering                                             --      173,118
                                                                                 ---------    ---------
         Net cash provided by (used in) financing activities                        14,165      (12,594)
                                                                                 ---------    ---------
         Net increase (decrease) in cash                                                20       (5,141)
Cash, beginning of period                                                               64       18,341
                                                                                 ---------    ---------

Cash, end of period                                                              $      84    $  13,200
                                                                                 =========    =========

           See notes to condensed consolidated financial statements.

AMERICAN PAD & PAPER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

--------------------------------------------------------------------------------

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

         The financial statements of the Company present the accounts and operations of the Company and its wholly owned subsidiaries. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation, a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated. Certain prior and current year amounts have been reclassified for comparative purposes.

     Business

         The Company operates in one segment, paper converting, and is one of the largest manufacturers and marketers of paper-based office products (excluding computer forms and copy paper) in North America. It offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes and other paper-based office products) and Williamhouse (business envelopes). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, independent dealers and merchants. Substantially all sales are to customers within the United States.

    Interim Financial Information

         The accompanying interim financial statements and pro forma information are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1995.

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 1996 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of results of the full fiscal year.

2.  Summary of Significant Accounting Policies

         Significant accounting policies followed in the preparation of the condensed consolidated financial statements are as follows:

    Earnings per share

         Given the changes in the Company's capital structure effected in connection with the initial public offering of the Company's common stock on July 2, 1996, historical earnings per common share amounts are not presented in the consolidated financial statements, except for the three month period ended September 30, 1996, as they are not considered to be meaningful. Pro forma earnings per share is presented for all other periods and reflects the sale of common shares in the initial public offering, the conversion of the preferred stock into common stock for the same periods outstanding as the underlying common stock on which the preferred stock was issued, and the 8.1192-for-one stock split.

3.  Significant transactions

    Niagara Envelope Company, Inc.

         Effective June 28, 1996, the Company acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets in accordance with Accounting Principles Board Opinion (APB) No. 16. The aggregate acquisition costs totaled $47,647 and consisted of cash of $44,620 and direct acquisition costs of $3,027. Additionally, the Company paid $5,000 at closing under a one-year consulting services agreement. The Company principally financed the acquisition through proceeds from the sale of the Personalizing division described below. The aggregate acquisition cost has been preliminary allocated to the assets acquired and liabilities assumed as follows: cash and restricted cash of $1,141, accounts receivable of $10,223, inventories of $12,787, prepaid and other assets of $1,519, management services agreement of $5,000, property and equipment of $24,940, deferred income tax liability of $1,992, accounts payable of $6,106, accrued expenses of $9,710, other noncurrent liabilities of $693 and assumed debt of $3,900. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19,438. Accordingly, goodwill was recorded in accordance with APB No. 16 and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

    WR Acquisition, Inc./Williamhouse-Regency

         The Company acquired WR Acquisition, Inc. ("WR") and its wholly owned subsidiary Williamhouse-Regency of Delaware, Inc. ("Williamhouse") (later renamed American Pad & Paper Company of Delaware, Inc.) through a merger transaction effective October 31, 1995. The transaction was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets in accordance with APB No. 16. The aggregate acquisition cost totaled $147,853 and consisted of cash of $140,000 and direct acquisition costs of $7,853. The acquisition was entirely financed through the Company's bank credit agreement and an off-balance sheet accounts receivable facility. The aggregate acquisition costs have been preliminarily allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $39,174; inventories of $49,496; prepaid expenses and other assets of $8,699; net assets held for sale of $40,094; property and equipment of $88,688; identifiable intangible assets of $37,900; deferred income tax liability of $27,644; accounts payable of $17,518; accrued expenses of $36,482; noncurrent liabilities of $2,019 and assumed debt of $152,905. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $120,370. Accordingly, goodwill was recorded in accordance with APB No. 16 and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The Williamhouse company consisted of the Williamhouse division, a manufacturer of a wide range of mill branded, specialty and commodity envelopes; and the Regency division, which provides custom imprinting services.

         The Regency personalized stationery and invitations division (the "Personalizing Division") acquired in the acquisition was identified by the Company's management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Personalizing Division from date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Personalizing Division. On June 27, 1996, the Personalizing Division was sold for net proceeds of $51,807, subject to certain post-closing purchase price adjustments. The net proceeds from the sale exceeded the carrying amount of the asset held for sale at September 30, 1996 by $2,907. As such, the preliminary purchase price allocation was adjusted resulting in a $2,907 reduction to goodwill. During the six month period ended June 30, 1996, the Personalizing Division had operating income of $2,369, and interest carrying costs of $1,884, which have been excluded from the condensed consolidated statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

 Globe-Weis

         Effective August 16, 1995, the Company acquired the inventories and certain equipment of the file folder and hanging file folder product lines of Globe-Weis's ("Globe") office products division from Globe's parent. For financial reporting purposes, this acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets in accordance with APB No. 16. The aggregate acquisition costs totaled $19,958 and consisted of cash and seller issued notes of $17,869 and direct acquisition and financing costs of $2,089. The Company principally financed the acquisition through its financing arrangement with a commercial lender and notes issued to the seller, which notes were repaid in October 1995. The preliminary allocation of the aggregate acquisition costs was as follows: inventories of $12,848, equipment of $5,445, and debt issuance costs of $1,665. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

     Initial Public Offering

         Effective July 2, 1996, the Company sold 12,500,000 shares of common stock in an initial public offering. The net proceeds to the Company from the offering, which were received on July 8, 1996, amounted to $173.1 million, after deducting underwriting discounts, legal and accounting fees and printing, registration and travel expenses. The Company used such proceeds to (i) repay $95.8 million on the indebtedness incurred under the Bank Credit Agreement, (ii) redeem $70 million aggregate principal amount of the 13% senior subordinated notes from the holders thereof on a pro rata basis, and (iii) pay $7.7 million in redemption premiums on such notes.

     New Bank Credit Agreement

         Contemporaneously with the initial public offering, the Company refinanced and retired all remaining indebtedness under the old bank credit agreement with the proceeds of the loans under a new bank credit agreement. As a result of the refinancing, effective July 8, 1996, the Company borrowed $162 million in revolving loans and $6.5 million in swingline loans. The proceeds of these loans was used to (i) pay off the remaining $145 million in term loans, $5 million in revolver loans and $7.7 million in swingline loans outstanding under the existing bank credit agreement and (ii) pay approximately $8.6 million in fees associated with the new bank credit agreement. The new bank credit agreement provides a revolving credit facility of $300 million. As a result of the new bank credit agreement, the Company's effective interest rate under its senior credit facility was reduced by approximately 189 basis points contemporaneously with the initial public offering.

     Pro Forma Results of Operations

         The following summary presents the results of operations for the nine months ended September 30, 1995 and 1996, on an unaudited pro forma basis, as if the Niagara, Williamhouse and Globe acquisitions and the initial public offering and the new bank credit agreement had occurred as of January 1, 1995 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.


                                                          Nine months ended

                                                            September 30,

                                                           1995         1996
                                                        ----------    --------
Net sales                                               $    449.7    $  462.3
                                                        ==========    ========
Income before income taxes and extraordinary item       $     21.6    $   32.2
                                                        ==========    ========
Net income before extraordinary item                    $     13.8    $   18.6
                                                        ==========    ========
Net income (loss)                                       $     13.8    $   (3.1)
                                                        ==========    ========
Net income (loss) per share                             $      .47    $   (.10)
                                                        ==========    ========

4. Accounts Receivable

         Accounts receivable consist of the following:


                                                     December 31,  September 30,
                                                        1995            1996
                                                     ------------  -------------
Accounts receivable--trade                            $  25,539      $ 58,561
Accounts receivable--other                                2,013         3,554
Less allowance for doubtful accounts and
 reserves for customer deductions and cash
 discounts                                               (1,609)       (1,828)
                                                       --------      --------
                                                       $ 25,943      $ 60,287
                                                       ========      ========

         On May 29, 1996, the Company entered into a new $60 million accounts receivable facility to sell, on a revolving basis, an undivided interest in a designated pool of trade accounts receivable. At September 30, 1996, $35 million of accounts receivable were sold and are excluded from accounts receivable in the accompanying balance sheets. The full amount of the allowance for doubtful accounts has been retained because the Company has retained substantially the same risk of credit loss as if the accounts receivable had not been sold through the recourse provision of the receivable sale agreement. Under the agreement, the maximum amount of the purchaser's investment is subject to change based on the level of eligible accounts receivable and restrictions on concentrations of accounts receivable.

5. Inventories

Inventories consist of the following:


                                           December 31,           September 30,
                                              1995                     1996
                                           ------------           -------------
Raw material and semi-finished goods       $  36,129                $  36,300
Work in process                                7,114                    7,462
Finished goods                                60,266                   60,644
                                           ---------                ---------
                                             103,509                  104,406
LIFO reserve                                 (10,448)                  (7,194)
                                           ---------                ---------
                                           $  93,061                $  97,212
                                           =========                =========

6. Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment are as follows:


                                      December 31,    September 30,
                                         1995             1996
                                      ------------    -------------
Property, plant and equipment         $   111,347       $   143,916
Accumulated depreciation                   (4,579)          (11,375)
                                      -----------        ----------

                                      $   106,768       $   132,541
                                       ==========        ==========

7. Intangible Assets

The cost and accumulated amortization of intangible assets are as follows:


                                           December 31,     September 30,
                                              1995              1996
                                           ------------     -------------
Debt issuance costs                         $    33,775        $   18,344
Accumulated amortization                           (846)           (4,013)
                                           ------------       -----------

                                                 32,929            14,331
                                           ------------       -----------

Goodwill                                        121,176           142,732
Accumulated amortization                           (793)           (3,226)
                                           ------------       -----------

                                                120,383           139,506
                                           ------------       -----------

Intangible assets                                37,900            38,216
Accumulated amortization                           (200)           (1,107)
                                           ------------       -----------

                                                 37,700            37,109
                                           ------------       -----------

                                            $   191,012        $  190,946
                                           ============       ===========

8.  Condensed Consolidating Financial Information of Guarantor Subsidiaries

         The 13% senior subordinated notes are guaranteed by substantially all of the subsidiaries of American Pad & Paper Company of Delaware, Inc. ("Delaware"), a wholly owned subsidiary of the Company and formerly known as Williamhouse-Regency of Delaware, Inc. The subsidiary guarantees are full, unconditional and joint and several. Each of the guarantor subsidiaries are wholly owned. The Company is not a guarantor of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of December 31, 1995 and September 30, 1996 and for the three and nine months ended September 30, 1996 are presented. The condensed consolidating financial information of Delaware is as follows:

   Condensed Consolidating Balance Sheet


                                                                 December 31, 1995
                                 -------------------------------------------------------------------------------------
                                                 Guarantor         Nonguarantor                           Consolidated
                                 Delaware      Subsidiaries         Subsidiary         Eliminations          Total
                                 --------      ------------         ----------         ------------          -----
Assets
Current assets:
  Cash                          $  18,295        $     33          $      13          $                   $ 18,341
  Restricted cash                   3,619            --                 --                 --                3,619
  Accounts receivable, net        (13,490)           (154)            39,587               --               25,943
  Intercompany receivable
   (payable)                       75,423         (72,255)            (3,168)              --                 --
  Refundable income
   taxes                            3,657            --                 --                 --                3,657
  Inventories                      74,112          18,949               --                 --               93,061
  Assets held for sale                864          41,714               --                 --               42,578
  Deferred income taxes            17,395          (2,386)              --                 --               15,009
  Other current assets                879              48               --                 --                  927
                                ---------        --------          ---------          ---------           --------
     Total current assets         180,754         (14,051)            36,432               --              203,135
                                ---------        --------          ---------          ---------           --------

Property and equipment, net        69,659          37,109               --                 --              106,768
Investment in subsidiaries         41,575            --                 --              (41,575)              --
Intangible assets, net            171,432          16,993              2,587               --              191,012
Other                               3,311             130               --                 --                3,441
                                ---------        --------          ---------          ---------           --------
    Total Assets                $ 466,731        $ 40,181          $  39,019          $ (41,575)          $504,356
                                =========        ========          =========          =========           ========

Liabilities and
Stockholders' Equity
(Deficit)

Current liabilities:
  Current portion of long-
    term debt                   $  10,652        $  1,182          $    --            $    --             $ 11,834
  Accounts payable and
   accrued expenses                62,869          19,014               --                 --               81,883
  Income taxes payable                494            --                 --                 --                  494
                                ---------        --------          ---------          ---------           --------
    Total current liabilities      74,015          20,196               --                 --               94,211
                                ---------        --------          ---------          ---------           --------

Long-term debt                    442,134           1,660               --                 --              443,794
Other liabilities                   2,702            --                 --                 --                2,702
Deferred income taxes              14,301          15,769               --                 --               30,070
                                ---------        --------          ---------          ---------           --------
    Total liabilities             533,152          37,625               --                 --              570,777
                                ---------        --------          ---------          ---------           --------

Stockholders' equity
(deficit):
 Common stock                        --                 1                 10                (11)              --
 Additional paid-in capital        28,998            --               37,370            (37,370)            28,998
 Retained earnings                (95,419)          2,555              1,639             (4,194)           (95,419)
                                ---------        --------          ---------          ---------           --------
  Total stockholders' equity
   (deficit)                      (66,421)          2,556             39,019            (41,575)           (66,421)
                                ---------        --------          ---------          ---------           --------

    Total liabilities and
      stockholders' equity
      (deficit)                 $ 466,731        $ 40,181          $  39,019          $ (41,575)          $504,356
                                =========        ========          =========          =========           ========

   Condensed Consolidating Balance Sheet

                                                                   September 30, 1996
                                  ------------------------------------------------------------------------------------
                                                     Guarantor         Nonguarantor                    Consolidated
                                      Delaware      Subsidiaries        Subsidiary     Eliminations        Total
                                      --------      ------------        ----------     ------------        -----
Assets
Current Assets:

 Cash                                $  12,980         $     220          $     --       $      --       $  13,200
  Restricted cash                        1,791               619                --              --           2,410
 Accounts receivable                     8,259            11,605            40,423              --          60,287
 Intercompany receivable
  (payable)                             40,951           (36,693)           (4,258)             --              --
 Inventories                            71,495            25,717                --              --          97,212
 Assets held for sale                       --               356                --              --             356
 Deferred income taxes                  13,199               181               690              --          14,070
 Management services
  agreement                                 --             3,750                --              --           3,750
 Other current assets                    3,702               149                --              --           3,851
                                     ---------         ---------          --------       ---------       ---------
   Total current assets                152,377             5,904            36,855              --         195,136
                                     ---------         ---------          --------       ---------       ---------

Property and equipment, net             71,174            61,367                --              --         132,541
Investment in subsidiaries              86,960            16,942                --        (103,902)             --
Intangible assets, net                 155,174            35,298               474              --         190,946
Other                                    1,198               592                --              --           1,790
                                     ---------         ---------          --------       ---------       ---------
  Total assets                       $ 466,883         $ 120,103          $ 37,329       $(103,902)      $ 520,413
                                     =========         =========          ========       =========       =========

Liabilities and
stockholders' equity (deficit)
Current liabilities:
 Current portion of long-
  term debt                          $     688         $   1,480          $     --       $      --       $   2,168
 Accounts payable and
  accrued expenses                      70,140            18,692               153              --          88,985
 Income taxes payable                   (9,063)            8,609               454
                                     ---------         ---------          --------       ---------       ---------
  Total current liabilities             61,765            28,781               607              --          91,153
                                     ---------         ---------          --------       ---------       ---------

Long-term debt                         294,140             4,780                --              --         298,920
Other liabilities                        3,377               693                --              --           4,070
Deferred income taxes                   13,152            18,669                --              --          31,821
                                     ---------         ---------          --------       ---------       ---------
  Total liabilities                    372,434            52,923               607              --         425,964

Stockholders' equity (deficit):
Common stock                                --               109                10            (119)             --
Additional paid-in capital             300,980            53,055            35,399         (88,454)        300,980
Retained earnings                     (206,531)           14,016             1,313         (15,329)       (206,531
                                     ---------         ---------          --------       ---------       ---------
Total stockholders' equity
  (deficit)                             94,449            67,180            36,722        (103,902)         94,449
                                     ---------         ---------          --------       ---------       ---------

Total liabilities and
 stockholders' equity
 (deficit)                           $ 466,883         $ 120,103          $ 37,329       $(103,902)      $ 520,413
                                     =========         =========          ========       =========       =========

Condensed Consolidating Statement of Operations


                                                   For the three months ended September 30, 1996
                                   ------------------------------------------------------------------------------
                                                 Guarantor      Nonguarantor                        Consolidated
                                   Delaware     Subsidiaries     Subsidiary     Eliminations            Total
                                   --------     ------------     ----------     ------------            -----
Net sales                        $ 129,782       $ 60,795        $      -        $ (16,971)          $ 173,606
Cost of sales                      107,117         47,423               -          (16,971)            137,569
                                 ---------       --------        --------        ---------           ---------
   Gross profit                     22,665         13,372               -                -              36,037

Operating expenses:
 Selling and marketing               3,460          1,485               -                -               4,945
 General and administrative          5,561          4,165           (359)                -               9,367
                                 ---------       --------        --------        ---------           ---------
   Income from operations           13,644          7,722             359                -              21,725

Other income (expense):
  Interest                          (9,775)          (139)            (26)               -              (9,940)
  Other income, net                   (751)         1,159               -                -                 408
                                 ---------       --------        --------        ---------           ---------
 Income before income
   taxes                             3,118          8,742             333                -              12,193

Provision for income
   taxes                             1,341          3,777             150                -               5,268
                                 ---------       --------        --------        ---------           ---------

Income before equity in
  net earnings of subsidiaries
  and extraordinary items            1,777          4,965             183                -               6,925

Equity in net earnings of
  subsidiaries                       5,148              -               -           (5,148)                  -
                                 ---------       --------        --------        ---------           ---------
Income (loss) before
  extraordinary item                 6,925          4,965             183           (5,148)              6,925

Extraordinary loss from
  extinguishment of debt, net      (18,695)             -               -                -             (18,695)
                                 ---------       --------        --------        ---------           ---------
Net income (loss)                $ (11,770)      $  4,965        $    183        $  (5,148)          $ (11,770)
                                 =========       ========        ========        =========           =========

Condensed Consolidating Statement of Operations


                                                   For the three months ended September 30, 1996
                                   ------------------------------------------------------------------------------
                                                  Guarantor      Nonguarantor                        Consolidated
                                      Delaware   Subsidiaries     Subsidiary      Eliminations           Total
                                      --------   ------------     -----------     ------------           -----
Net sales                            $ 304,167      $ 130,394      $        -       $ (26,748)         $  407,813
Cost of sales                          249,863        100,202               -         (26,748)            323,317
                                    ----------      ---------      ----------       ---------           ---------
   Gross profit                         54,304         30,192               -               -              84,496

Operating expenses:
 Selling and marketing                   8,972          3,193               -               -              12,165
 General and administrative             20,712          6,211          (2,026)              -              24,897
                                   -----------     ----------      ----------       ---------           ---------
   Income from operations               24,620         20,788           2,026               -              47,434
Other income (expenses):
 Interest                              (34,449)          (223)           (300)              -             (34,972)
 Other income, net                       2,191         (1,012)              -               -               1,179
                                   -----------     ----------      ----------       ---------           ---------
Income (loss) before income
 taxes                                  (7,638)        19,553           1,726               -              13,641
Provision (benefit) for income
 taxes                                  (3,306)         8,447             752               -               5,893
                                   -----------     ----------      ----------       ---------           ---------
Income (loss) before equity in
 net earnings of subsidiaries
 and extraordinary items                (4,332)        11,106             974               -               7,748
Equity in net earnings of
 subsidiaries                           12,080              -               -         (12,080)                  -
                                   -----------     ----------      ----------       ---------           ---------
Income (loss) before
 extraordinary items                     7,748         11,106             974         (12,080)              7,748
Extraordinary loss from
 extinguishment of debt, net           (19,995)             -          (1,300)          1,300             (19,995)
                                   -----------     ----------      ----------       ----------          ---------
Net income (loss)                   $  (12,247)    $   11,106      $     (326)     $  (10,780)         $  (12,247)
                                    ==========     ==========    ============      ===========         ==========

Condensed Consolidating Cash Flow Information



                                                   For the three months ended September 30, 1996
                                   ------------------------------------------------------------------------------
                                                 Guarantor      Nonguarantor                     Consolidated
                                   Delaware     Subsidiaries     Subsidiary     Eliminations         Total
                                   --------     ------------     ----------     ------------         -----
Net cash provided by (used in)
 operating activities              $67,512         $(40,864)      $   144      $       -          $  26,792

Investing activities:

  Proceeds from sale of assets         864           47,939             -              -             48,803
  Purchase of Niagara              (52,894)               -             -              -            (52,894)
  Other                             (9,140)          (6,108)            -              -            (15,248)
                                   --------        --------       -------      ---------          ---------
Net cash provided by (used in)
  investing activities             (61,170)          41,831             -              -            (19,339)
                                   --------        --------       -------      ---------          ---------
Financing activities
Repayment of old accounts
  receivable facility              (45,000)               -             -              -            (45,000)
Proceeds from new accounts
  receivable facility               45,000                -             -              -             45,000
Repayment of new accounts
  receivable facility              (10,000)               -             -              -            (10,000)
Proceeds from long-term debt       192,773                -             -              -            192,773
Repayment of long term debt       (350,433)            (780)            -              -           (351,213)
Debt issuance costs and
  redemption premium               (19,086)               -         1,814              -            (17,272)
Proceeds from initial public
  offering, net                    173,118                -             -              -            173,118
Other                                1,971                -        (1,971)             -                -
                                   -------         --------       --------     ---------          ---------
Net cash provided by (used in)
  financing activities             (11,657)            (780)          (157)            -            (12,594)
                                   -------         --------       --------     ---------          ---------
Net increase (decrease) in cash     (5,315)             187           (13)             -             (5,141)
Cash, beginning of period           18,295               33            13              -             18,341
                                   -------         --------       --------     ---------          ---------
Cash, end of period                $12,980         $    220       $     -      $       -          $  13,200
                                   =======         ========       =========    =========          =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Net sales for the three months ended September 30, 1996 increased by $119.8 million, or 223%, to $173.6 million from $53.8 million for the three months ended September 30, 1995. Of this net sales increase, $99.3 million is related to the acquisition of the Williamhouse division and $8.8 million is related to the acquisition of the Globe-Weis. Ampad division net sales increased by $11.7 million in the third quarter of 1996 compared to the third quarter of 1995 due to higher sales to fast growing customer channels such as superstores, mass merchants stores and contract stationers.

         Gross profit for the three months ended September 30, 1996 increased by $25.8 million, or 251%, to $36.0 million from $10.3 million for the three months ended September 30, 1995. Approximately $24.6 million of the increase in gross profit is attributable to the acquisition of Williamhouse and Niagara. Gross profit margin increased to 21% for the three months ended September 30, 1996 from 19% for the three months ended September 30, 1995. The increase in gross profit margin is primarily attributable to higher margins of the Williamhouse division.

         SG&A expenses for the three months ended September 30, 1996 increased $11.1 million, or 347%, to $14.3 million from $3.2 million for the three months ended September 30, 1995. Approximately $7.6 million is attributable to the acquisitions of Williamhouse and Niagara, $1.6 million is attributable to management fees payable to a significant shareholder and to a former owner of an acquired envelope company, and $1.2 million to amortization of goodwill and intangible assets related to the acquisitions. The remainder of the increase in selling, general and administrative expenses is primarily attributable to increases in selling and administrative personnel at the Ampad division and at the Company's corporate office to support the sales growth of the Company.

         Interest expense for the three months ended September 30, 1996 increased $7.8 million to $9.9 million from $2.1 million for the three months ended September 30, 1995. The increase is attributable primarily to increased borrowings as a result of the acquisitions.

         The income tax provision for the three month period ended September 30, 1996 reflects an effective tax rate of 43.2% versus an effective tax rate of 2.9% for the three month period ended September 30, 1995. The effective tax rate for the three months ended September 30, 1996 is consistent with the effective tax rate for the first six months of 1996 and also represents the expected effective tax rate for all of 1996. The tax rate for the three months ended September 30, 1995 is unusually low due to the release of a tax valuation allowance in 1995 as the Company recognized the tax benefit of its carryforward tax losses.

         Extraordinary item representing an after tax loss on extinguishment of debt of $18.7 million ($30.7 million pretax) was recognized as a result of the premium paid to redeem 35% of the senior subordinated notes using a portion of the net proceeds from the Company's initial public offering and the write off of unamortized deferred financing costs associated with the senior subordinated notes and with the old bank credit agreement.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Net sales for the nine months ended September 30, 1996 increased by $261.8 million, or 179%, to $407.8 million from $146.0 million for the nine months ended September 30, 1995. Of this net sales increase, $222.0 million is related to the acquisition of the Williamhouse division and $36.9 million is related to the acquisition of Globe-Weis. Ampad division net sales increased by $2.9 million in the first nine months of 1996 compared to 1995 due to higher sales to the fast growing customer channels such as superstores, mass merchant stores and contract stationers. During the unusually strong first nine months of 1995, certain of the Company's customers increased inventory levels in anticipation of supply shortages. Such customer actions were not repeated in the first nine months of 1996.

         Gross profit for the nine months ended September 30, 1996 increased by $61.0 million, or 260%, to $84.5 million from $23.5 million for the nine months ended September 30 1995. Approximately $56.4 million of the increase in gross profit is attributable to the acquisition of Williamhouse and Niagara. Gross profit margin increased to 21% for the nine months ended September 30, 1996 from 16% for the nine months ended September 30, 1995. The increase in gross profit margin is primarily attributable to higher margins of the Williamhouse division.

         SG&A expenses for the nine months ended September 30, 1996 increased $28.3 million, or 322%, to $37.1 million from $8.8 million for the nine months ended September 30, 1995. Approximately $21.9 million is attributable to the acquisition of Williamhouse and Niagara, $2.4 million is attributable to management fees payable to a significant shareholder and to a former owner of an acquired envelope company and $3.2 million to amortization of goodwill and intangibles related to the acquisitions. The remainder of the increase is due primarily to increased personnel which helped support the increase in the sales of the Ampad division and the overall growth of the Company.

         Interest expense for the nine months ended September 30, 1996 increased $29.1 million to $35.0 million from $5.9 million for the nine months ended September 30, 1995. The increase is attributable primarily to increased borrowing as a result of the acquisitions.

         The income tax provision for the nine month period ended September 30, 1996 reflects an effective tax rate of 43.2% versus an effective tax rate of 18.6% for the nine month period ended September 30, 1995. The effective tax rate for 1996 reflects a 40% statutory federal and state income tax rate adjusted for nondeductible expenses, primarily goodwill amortization. The effective tax rate for the nine months ended September 30, 1995 is lower than the statutory rate due to the release of a tax valuation allowance related to the recognition of carryforward tax losses.

         Extraordinary item representing an after tax loss on extinguishment of debt of $20.0 million ($33.0 million pretax) was recognized as a result of the redemption of $70.0 million of senior subordinated notes with a portion of the net proceeds from the initial public offering and the write off of unamortized deferred financing costs related to the senior subordinated notes, the old bank credit agreement and the old accounts receivable facility.

         The results of operations for the first nine months of 1996 may not be indicative of future anticipated operating results due to the Company's significant acquisition activity. See Note 3 in Item 1.

Liquidity and Capital Resources

         Net cash provided by operating activities for the nine months ended September 30, 1996 was $26.8 million compared to a use of cash of $5.6 million for the nine months ended September 30, 1995. The increase in net cash provided by operating activities is primarily due to higher net sales and earnings of the Company in 1996.

         Cash used in investing activities for the nine months ended September 30, 1996 and 1995 was $19.4 million and $8.5 million, respectively. The use of cash for the nine months ended September 30, 1996 was principally due to the Niagara acquisition ($52.9 million) and purchases of equipment ($7.6 million), offset by proceeds from the sale of the Personalizing Division ($47.9 million). The use of cash for the nine months ended September 30, 1995 was primarily due to purchases of equipment and due to the acquisition of Globe-Weis.

         Cash used in financing activities for the nine months ended September 30, 1996 was $12.6 million as compared to a provision of cash from financing activities of $14.2 million for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company (i) completed its initial public offering of 12.5 million shares of common stock for $173.1 million in net proceeds after deducting offering fees and expenses, (ii) refinanced its accounts receivable facility with a new $60.0 million facility, (iii) refinanced its bank credit agreement, (iv) redeemed $70.0 million of senior subordinated notes, (v) repaid $95.8 million of debt incurred under the old bank credit agreement, (vi) paid $7.7 million in redemption premiums on the senior subordinated notes, and (vii) repaid $10 million under the new accounts receivable facility with proceeds from the sale of the Personalizing Division.

         Contemporaneously with the initial public offering, the Company refinanced and retired all remaining indebtedness under the old bank credit agreement with the proceeds of the loans under the new bank credit agreement. As a result of the refinancing, effective July 8, 1996, the Company borrowed $162.0 million in revolving loans and $6.5 million in swingline loans. The proceeds of these loans were used to (i) pay off the remaining $145.0 million in term loans, $5.0 million in revolver loans and $7.7 million in swingline loans outstanding under the old bank credit agreement and (ii) pay approximately $8.1 million in fees associated with the new bank credit agreement. The new bank credit agreement provides a revolving credit facility of $300 million subject to the following principal terms. Loans made under the new bank credit agreement bear interest at a rate per annum equal to, at the Company's option, (i) a base rate plus an applicable margin or (ii) the LIBOR rate plus an applicable margin (as each term is defined in the new bank credit agreement). The applicable margin varies from 0% to 1.75%, based on the Company's level of debt as compared to earnings ("leverage ratio"). The Company's margin is currently 1.50%. Availability under the new bank credit agreement is subject to an unused commitment fee which, like the applicable margin, varies from .3% to .5% based on the Company's leverage ratio. The Company's current rate is .45%. Availability under the new bank credit agreement will be reduced to the extent of the net proceeds of a sale of assets by the Company, the net proceeds of an issuance of debt by the Company or 50% of the net proceeds of an issuance of equity by the Company. Availability will also be reduced by $50 million in 1999 and $50 million in 2000. The new bank credit agreement will terminate in 2001. The Company will be permitted to make acquisitions under the new bank credit agreement up to an aggregate of $25 million without consent of the agent bank and up to $50 million if, on a pro forma basis giving effect to such acquisition, the Company's leverage ratio is less than 3.0:1.0. As a result of the new bank credit agreement, the Company's effective interest rate under its senior credit facility was reduced by 189 basis points contemporaneously with the initial public offering.

         On May 29, 1996, the Company refinanced its $45 million accounts receivable facility with a new $60 million accounts receivable facility. Under the new facility the Company may sell, on a revolving basis, an undivided interest in a designated pool of trade accounts receivable. At September 30, 1996, $35.0 million of accounts receivable were sold under the program. The agreement expires in 2000.

         Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the new bank credit agreement and available cash on hand at September 30, 1996 of $13.2 million, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit No.                       Description of Exhibit
----------                        ----------------------
10.1 Amended and Restated Advisory Agreement, dated July 8, 1996, between Bain Capital, Inc. and American Pad & Paper Company of Delaware, Inc.

27.1              Financial Data Schedule.

(1) The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit upon request by the Commission.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period presented.

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 4, 1996                       American Pad & Paper Company

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