Form 10-K
period 1996-12-31
AMERICAN PAD & PAPER CO; AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1997-03-31
CIK 5588, 817647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

                         Commission file number 1-11803

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

         American Pad & Paper Company                     Yes   X    No
                                                              -----     -----
         American Pad & Paper Company of Delaware, Inc.   Yes   X    No
                                                              ------    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 4, 1997, the aggregate market value of the common stock of American Pad & Paper Company held by non-affiliates was $221,056,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         American Pad & Paper Company incorporates its 1997 Annual Proxy Statement to Stockholders.

================================================================================

NOTE - PAGES 2-13 ARE OMITTED AND ARE BLANK PAGES.


IMPORTANT NOTE - COMBINED FILING FOR AMERICAN PAD & PAPER COMPANY AND AMERICAN
                 PAD & PAPER COMPANY OF DELAWARE, INC.

         American Pad & Paper Company (the "Company") and American Pad & Paper Company of Delaware, Inc. (AP&P Delaware) are filing a combined Annual Report on Form 10-K in accordance with general instruction J to Form 10-K. The Company owns 100% of the outstanding common stock of AP&P Delaware. The Company has 27,435,839 shares of outstanding common stock and is listed on the New York Stock Exchange. AP&P Delaware has issued $130 million of 13% Senior Subordinated Notes ("Notes") which trade on the over the counter market. The Company is a holding company with no operations and owns 100% of the outstanding common shares of WR Acquisition, Inc. ("WR Acquisition"). WR Acquisition is also a holding company with no operations which owns 100% of the outstanding common shares of AP&P Delaware. AP&P Delaware is the operating company in which all the operations of the Company take place. There are no differences between the Company and AP&P Delaware except as just described. The Company has followed full push-down accounting for the financial statements of AP&P Delaware such that the only differences between the two registrants relate to the capital structure just described. The management of the Company has determined that it would not be meaningful to the holders of the Company's common stock or to the holders of AP&P Delaware's Notes to receive Annual Reports on Form 10-K which are different and, as a result, the Company has elected to file only one Form 10-K and only one set of consolidated financial statements for both registrants.

ITEM 1   BUSINESS

GENERAL

         The Company is one of the largest manufacturers and marketers of paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad product line including nationally branded and private label writing pads, file folders, envelopes, machine papers and other office products. Through its Ampad division, the Company is among the largest and most important suppliers of pads and other paper-based writing products, filing supplies, machine papers and retail envelopes to many of the largest and fastest growing office products distributors. Established in 1888, the Company's Ampad division has been a leading supplier of pads and other paper-based writing products throughout its history. Acquired in October 1995, the Company's Williamhouse division is the leading supplier of mill branded, specialty and commodity business envelopes and machine papers to paper merchants/distributors. The Company maintains several nationally-recognized brand names such as Ampad, Century, Embassy, Evidence, Gold Fibre, Huxley, Karolton, Kent, Peel & Seel, SCM, Williamhouse and World Fibre. The Company's strategy is to grow by focusing on the largest and fastest growing office product distribution channels, making acquisitions, introducing new product lines, broadening product distribution across its channels and maintaining its position among the lowest-cost manufacturers in the industry. As a result of this strategy, the Company's net sales have grown at a compound annual rate of approximately 52.9% from 1992 to 1996.

         Since the mid-1980s, the office products industry has experienced significant changes in the channels through which office products are distributed such as the emergence of new channels, including national office products superstores, national contract stationers and mass merchandisers, and consolidation within these and other channels. As a result of these changes, approximately 6,800 office product distributors existed in 1994 compared with approximately 13,300 in 1987. The channels through which office products are distributed from the manufacturer to the end-user include retail channels such as national office products superstores, mass merchandisers and warehouse clubs; commercial channels such as national contract stationers; paper merchants/distributors; and other channels such as regional distributors, school campuses and direct mail. The Company believes that sales of office products through retail channels are approximately $20 billion to $25 billion. The three dominant national superstores (Office Depot,

OfficeMax and Staples) have experienced significant growth over the past three years. Principally through the acquisition of smaller, regional contract stationers, national contract stationers (including Boise Cascade Office Products, BT Office Products, Corporate Express, U.S. Office Products and the contract stationer divisions of Office Depot and Staples) have grown more rapidly than other commercial channels. Certain office products, particularly envelopes, are sold predominantly through paper merchants/distributors or directly to end users. Paper merchants/distributors currently account for approximately 30% of the envelope market. The four largest paper merchants (Nationwide, ResourceNet, Unisource and Zellerbach) have experienced significant growth primarily through consolidation.

         The Company has targeted and will continue to target those customers driving consolidation in the retail, commercial and paper merchant distribution channels and believes that it is uniquely positioned to meet the special requirements of these customers. These customers seek suppliers, such as the Company, who are able to offer broad product lines, higher value-added innovative products, national distribution capabilities, low costs and reliable service. Furthermore, as these customers continue to grow and as they consolidate their supplier bases, the Company's ability to meet their special requirements becomes an increasingly important competitive advantage. Recognizing Ampad's potential for growth through the changing distribution channels, Bain Capital, Inc. ("Bain Capital") and management formed the Company and purchased Ampad from Mead Corporation ("Mead") in 1992. Since that time, management has enhanced the Company's scale, broadened its product line, expanded upon its national presence and strengthened its distribution capabilities through acquisition and innovation while simultaneously delivering higher customer service levels. As a result, the Company's net sales through the most rapidly growing retail and commercial channels increased from $8.8 million in 1992 to $200.5 million in 1996.

HISTORY

         From 1986 to 1992, Ampad operated as a subsidiary of Mead. On July 31, 1992, the Company acquired Ampad from Mead in an acquisition led by Bain Capital and senior management. Since the acquisition, management has enhanced the Company's scale, broadened its product line, expanded upon its national presence and strengthened its distribution capabilities through acquisition and innovation while simultaneously delivering higher customer service levels. In July 1994, the Company acquired the assets and assumed certain liabilities of SCM, one of the industry leaders in hanging files and writing products. In August 1995, the Company acquired the file folder and file product lines of American Trading and Production Corporation's ("Atapco") Globe-Weis office products division. Prior to the acquisition, Atapco was one of the leading providers of file folders and hanging files to office product superstores. The acquisitions of the SCM and Globe-Weis product lines further strengthened the Company's position in the filing supplies and writing products categories.

         In October 1995, the Company acquired WR Acquisition and its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., collectively referred to as "Williamhouse," for an aggregate purchase price (including assumption of debt of approximately $152.9 million) of approximately $300.0 million, plus reimbursement of certain expenses. Williamhouse is a leading supplier to many of the largest and fastest growing paper merchants/distributors. The Company's management identified the Regency Division of Williamhouse as a nonstrategic asset following the Williamhouse acquisition and, on June 27, 1996, completed the sale of the Regency Division for approximately $47.9 million in gross proceeds.

         On June 28, 1996, the Company acquired Niagara Envelope Company, Inc. ("Niagara") for an aggregate purchase price of approximately $48.2 million, plus $5.0 million paid at closing under a one-year consulting services agreement. Niagara supplies mill branded, specialty and commodity envelopes to paper merchants/distributors through four manufacturing facilities located near Buffalo, Chicago, Dallas and Denver. Niagara had 1995 net sales of approximately $106.0 million and operating income of approximately $8.5 million. The Company believes that the Niagara acquisition will strengthen the

Company's distribution capabilities in the Midwest, provide additional manufacturing capacity and provide opportunities to achieve operating improvements through the consolidation of Niagara's operations with those of the Company.

         On February 11, 1997, the Company acquired Shade/Allied, Inc. ("Shade/Allied") for an aggregate purchase price of $49.5 million. Shade/Allied supplies continuous forms to paper merchants/distributors and retail customers through four manufacturing facilities located near Green Bay, Seattle, Atlanta and Philadelphia. Shade/Allied realized net sales of approximately $90 million in 1996. The Company believes that the Shade/Allied acquisition will strengthen its presence in a fourth major product category, machine papers.

         Although the Company regularly engages in discussions with companies regarding potential acquisitions, it currently does not have any agreements or understandings relating to any future acquisitions.

         The Company's principal executive offices are located at 17304 Preston Road, Suite 700, Dallas, Texas 75252 and its telephone number is (972) 733-6200.

COMPETITIVE STRENGTHS

         The combination of the Company's products and customers distinguishes it as a leading manufacturer and marketer of paper-based office products (excluding copy paper) in North America. The Company attributes this position and its continued opportunities for growth and profitability to the following competitive strengths:

o Market Leader. The Company has achieved market leadership in core products sold to customers in the largest and fastest growing office products channels by offering one of the broadest assortments of high quality products in the industry. Furthermore, the Company enjoys national brand awareness in many of its product lines, including Ampad, Century, Embassy, Evidence, Gold Fibre, Huxley, Karolton, Kent, Peel & Seel, SCM, Williamhouse and World Fibre.

o Well-Positioned and Diversified Customer Base. The Company has substantial opportunities for growth within several distribution channels of the office products industry. The Company has focused on the largest and fastest growing office products channels. Several of the Company's largest customers, such as Boise Cascade Office Products, BT Office Products, Corporate Express, Office Depot, OfficeMax and Staples, are expected by industry analysts to experience annual revenue growth of 15% to 35% over the next five years. The Company's Williamhouse division maintains particularly strong relationships with the largest and fastest growing paper merchants/distributors in the market, including Nationwide, ResourceNet, Unisource and Zellerbach. The Company also maintains strong customer relationships across all of the other office products distribution channels, including mass merchandisers, warehouse clubs, office products wholesalers and independent dealers.

o National Scale and Service Capability. The Company's extensive product line, multiple brands and broad price point coverage provide significant advantages and economies of scale in selling to and servicing its customers. The Company has become an increasingly important strategic partner to its customers as they seek higher value-added products, simplify their purchasing organizations and consolidate their relationships among selected national suppliers. The Company's national presence and network of 21 strategically located manufacturing and distribution facilities have enabled it to maintain rapid and efficient order fulfillment standards. In addition, the Company's advanced EDI capabilities enable it to meet its customers' EDI requirements, executing automated transactions rapidly, efficiently and accurately.

o Innovation/New Products. The Company has introduced several innovative products as part of its marketing strategy to differentiate itself from other suppliers and enhance profitability. Recent examples include Gold Fibre classic and designer notebooks, Papers with a Purpose, World Fibre ground-wood writing pads and Peel & Seel envelopes. Products introduced since 1992 accounted for over $155 million of the Company's 1996 net sales. The Company's brand recognition and presence with its national customers allows it to more easily introduce new or acquired product lines to those customers.

o Low-Cost Manufacturer. The Company believes it is among the lowest-cost manufacturers of paper-based office products in the industry. The Company ensures its low-cost manufacturing position through its paper purchasing and distribution advantages as well as its maintenance of modern and efficient manufacturing technology and a high quality work force. The Company has been successful in reducing costs with each of its acquisitions in the last three years by continually streamlining its manufacturing processes and overhead structure. From 1992 to 1996, the Company reduced its fixed manufacturing costs from 7.4% to 5.0% of net sales and its selling, general and administrative expenses from 10.0% to 8.2% of net sales.

o Purchasing Advantages. The Company has strong relationships with most of the country's largest paper mills, many of which have been conducting business with the Company for more than 30 years. The Company is one of the largest purchasers of the principal paper grades used in its manufacturing operations. In addition, the Company has the largest number of designated mill relationships which involve some of the largest and most recognized paper mill brands such as Hammermill, Hopper, Neenah and Strathmore.

GROWTH STRATEGY

         The Company's strategy is to maintain and strengthen its leadership position by focusing on the following:

o Focus on Rapidly Growing Customers. The Company serves many of the largest and best positioned customers in the office products market segment including national office products superstores, mass merchandisers and warehouse clubs, national contract stationers and national paper merchants/distributors. Anticipating further consolidation in the office products industry, the Company expects that its national scope and broad product line will be increasingly important in meeting the needs of its customers. The Company will continue to target those customers driving consolidation in the office products industry.

o Continue to Introduce New Products. New, higher value-added products give the Company a greater selection to offer its customers and improve product line profitability for both the Company and its customers. The Company plans to differentiate itself from other suppliers and improve profitability through product innovation, differentiation and line extensions.

o Pursue Complementary Product Line and Strategic Acquisitions. The office products industry is highly fragmented despite continuing consolidation among its manufacturers. The Company is leading consolidation among manufacturers of writing products, filing supplies, envelopes and machine papers. The SCM and Williamhouse acquisitions broadened the Company's product line to include filing products and envelopes and enhanced its presence in the growing distribution channels. The Globe-Weis acquisition and the Niagara acquisition demonstrate its commitment to strengthening its competitive and strategic position within its markets. The Company believes that there are significant opportunities to acquire companies in both its existing and complementary product lines. In addition, the Company intends to enter new office products markets through acquisitions of established companies in those markets.

o Broaden Product Distribution. The Company's market presence and distribution strengths uniquely position it to sell new or acquired product lines across its distribution channels, including national office products superstores, national contract stationers, office product wholesalers and mass merchandisers. As an important part of its growth strategy, for example, the Company has successfully introduced the envelope product lines acquired in the Williamhouse and Niagara acquisitions, previously distributed primarily through paper merchants/distributors, to the Ampad division's distribution channels under the Ampad and private label names.

RECENT ACQUISITION

         On February 11, 1997, the Company completed its acquisition of Shade/Allied for approximately $49.5 million. Based in Green Bay, Wisconsin, Shade/Allied manufactures machine paper, primarily continuous computer forms, in facilities in four states. This acquisition signals entry into machine papers, the Company's fourth product category.

PRODUCTS AND SERVICES

         Pads and Other Paper-Based Writing Products. The Company believes is one of the largest manufacturers and marketers of paper-based writing products (excluding copy paper) in North America, offering more than 2,400 SKUs of writing pads, notebooks and specialty papers. Many of the Company's writing products are available in multiple sizes, grades of paper (including recycled), and colors and with glued, perforated tops or wire binding. All writing products are offered under the Ampad brand name or a retailer's private label. During the past three years, the Company has focused on the introduction of new and innovative products such as Gold Fibre classic and designer notebooks, Papers with a Purpose and World Fibre ground-wood writing pads. The Company has also created innovative packaging, especially for sale through warehouse clubs (bulk and crate packaging), superstores and mass merchandisers.

         Filing Supplies. The Company is one of the three largest manufacturers of filing supplies in North America. The product line includes more than 800 SKUs of filing supplies including file folders, hanging files, index cards and expandable folders under the SCM and Globe-Weis brand names. The Company has been expanding its market share in filing supplies by focusing its sales efforts on large retail customers and contract stationers, where its writing products enjoy the leading market share position.

         Envelopes. The Company is the largest manufacturer of envelopes serving the paper merchant/distributor and office products superstore channels and sold over 18 billion envelopes in 1996. The Company's broad envelope product line includes products manufactured from mill branded paper, which is paper unique in color and texture to a particular mill, typically with an identifying watermark. The Company is the designated envelope manufacturer for 33 mill brands, which is approximately twice as many as its nearest competitor. These brands include the Hammermill, Strathmore and Beckett divisions of International Paper Company, the Hopper division of Georgia Pacific Corporation, the Neenah division of Kimberly-Clark Corporation and the Gilbert division of Mead.

         The Company also produces a wide variety of standard size and specialty envelopes made from commodity paper and Tyvek(R) (a high density polyurethane based product made by Du Pont), including booklet and catalog mailing envelopes, envelopes closable by metal clasp or button-and-string, Peel & Seel (pressure sensitive adhesion) envelopes, and giant, X-ray and remittance envelopes. The Company offers in excess of 30,000 SKUs of envelopes (which the Company believes is more than any of its competitors), providing its customers with a wide choice of paper grades, colors and sizes.

         Machine Papers. The Company is among the leading manufacturers of machine papers, a product category defined by the Company which includes inkjet papers, printed formats, fine papers, such as cotton content and laid papers, as well as continuous forms.

         Invitations and Announcements. The Company is among the largest manufacturers of invitations and announcements, Christmas and holiday cards, and presentation folders. These products are sold principally to paper merchants/distributors, personalizing businesses (including the former Regency Division), and other wholesale outlets throughout the United States. The Company offers a wide variety of such products, primarily made from the same mill branded grades of paper used in manufacturing envelopes.

         The following chart illustrates the Company's principal products and customers and selected brands in its primary business segments:

AMPAD DIVISION                                      WILLIAMHOUSE DIVISION
                                Products
- Pads and Notebooks                              - Business Envelopes
- Filing Supplies                                 - Invitations
- Retail envelopes                                - Announcements
- Machine Papers                                  - Christmas and Holiday Cards
                                                  - Machine Papers
                                Customers
- Office Products Superstores                     - Paper Merchants/Distributors
- Contract Stationers                             - Jobbers
- Wholesalers                                     - Personalizing Businesses
- Buying Groups
                             Selected Brands
- Ampad(R)                                        - Century(TM)
- Embassy(R)                                      - Huxley(TM)
- Evidence(R)                                     - Karolton(R)
- Globe-Weis(R)                                   - Kent(R)
- SCM(TM)                                         - Peel & Seel(R)
- World Fibre(TM)                                 - Williamhouse(TM)

SALES, DISTRIBUTION AND MARKETING

         The Company markets its broad range of products to a wide variety of customers. In 1996, one customer, Staples, Inc., accounted for 10.8% of the Company's net sales.

         The Company markets its writing products, filing supplies, retail envelopes and machine papers through virtually every channel of distribution for paper-based office products including the largest mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, paper merchants/distributors and other traditional outlets for office supplies such as office product wholesalers, independent dealers, buying groups and mail order firms.

         The Company sells its business envelopes and machine papers principally to paper merchants/distributors and other wholesale outlets throughout the United States, primarily through an in-house sales force. In addition, mill branded products are sold directly to personalizing businesses (including the former Regency Division). The Company currently employs sales representatives throughout the United States and sells products to over 2,000 paper merchants/distributors in the United States and Canada. The Williamhouse acquisition provided the Company with the ability to manufacture and distribute retail envelopes directly to the Ampad division customers under the Ampad and private label names.

         The following chart illustrates some of the Company's key customers:

                                 KEY CUSTOMERS

                                                         Paper
Office Products Superstores:   Mass Merchandisers:       Merchants/Distributors:

Office Depot                         Wal-Mart            Nationwide
Office Max                                               ResourceNet
Staples                                                  Unisource
                                                         Zellerbach

                                 Office Products
Contract Stationers:               Wholesalers:          Warehouse Clubs:

Boise Cascade Office Products       S.P. Richards        Sam's Warehouse Club
BT Office Products                  United Stationers
Corporate Express
Office Depot*
Staples*
U.S. Office Products

* Contract stationers division


         The Company has targeted and will continue to target those customers driving consolidation in the office products industry and believes that it is uniquely positioned to meet the special requirements of these customers in the growing distribution channels of the office products industry. These customers seek suppliers, such as the Company, who are able to offer broad product lines, higher value-added innovative products, national distribution capabilities, low costs and reliable service. Furthermore, as these customers continue to grow and they consolidate their supplier bases, the Company's ability to meet their special requirements will be an increasingly important competitive advantage. Recognizing Ampad's potential for growth through the changing distribution channels, Bain Capital and management purchased the Company from Mead in 1992. Since that time, management has enhanced the Company's scale, broadened its product line, expanded upon its national presence and strengthened its distribution capabilities through acquisition and innovation while simultaneously delivering higher customer service levels. As a result, the Company's sales through the most rapidly growing retail and commercial channels increased from $8.8 million in 1992 to $200.6 million in 1996. For the same period on a pro forma basis, the Company's sales to the four largest paper merchants/distributors increased from $75.6 million to $118.4 million.

PAPER RAW MATERIAL

                  The Company's principal raw material is paper. While paper prices have increased by an average of less than 1% annually since 1989, certain commodity grades have shown considerable price volatility during the period. This volatility negatively impacted the Company's earnings in 1994, particularly in the fourth quarter, as a result of the Company's inability to implement price changes in many of its product lines without giving its customers advance notification. Beginning in January 1995, the Company adopted new pricing policies enabling it to set product prices consistent with the Company's cost of paper at the time of shipment. To date, such policies have been accepted by customers; however, no assurance can be given that the Company will continue to be successful in maintaining such pricing policies or that future price fluctuations in the price of paper will not have a material adverse effect on the Company. Fluctuations in paper prices can have an effect on quarterly comparisons of the results of operations and financial condition of the Company.

         The Company has strong relationships with most of the country's largest paper mills, many of which have been doing business with the Company for more than 30 years. The Company is one of the largest purchasers of the principal paper grades used in its manufacturing operations. In addition, the Company has the largest number of designated mill relationships, which involve some of the largest and most recognized paper mill brands such as Hammermill, Hopper, Neenah and Strathmore. The Company believes that these relationships afford it certain paper purchasing advantages, including stable supply and favorable pricing arrangements. While these relationships are stable, all but one of the designated manufacturer arrangements are oral and terminable at will at the option of either party. There can be no assurance that any of the supplier or designated manufacturer relationships will not be terminated in the future. While the Company has been able to obtain sufficient paper supplies during recent paper shortages and otherwise, the Company is subject to the risk that it will be unable to purchase sufficient quantities of paper to meet its production requirements during times of tight supply.

COMPETITION

         The markets for the Company's products are highly competitive. Competition is based largely on a company's ability to offer a broad range of products on a regional or national scale at competitive prices and to deliver these products on a timely basis. The Company has many local and regional competitors. The markets in which the Company operates have become increasingly characterized by a limited number of large companies selling under recognized trade names. These larger companies, including the Company, have the economies of scale, national presence, management information systems and breadth of product line required by the major customers. In addition to branded product lines, manufacturers also produce private-label products, especially in the context of broader supply relationships with office product superstores and contract stationers.

         The writing products industry is fragmented, ranging from large national manufacturers to localized jobbers and printers. A few manufacturers, including the Company, have developed strong brand name recognition for a limited number of product lines. Other national companies include Mead, the Stuart Hall division of Newell Co., Pen-Tab Industries, and the Tops division of Wallace Computer Services.

         In the filing supplies segment, the Company's key domestic competitors include Esselte AB and Smead Manufacturing.

         In the machine papers segment, the Company's key domestic competitors are CST/Bowater, Moore Business Forms and Willamette Industries.

         Envelope manufacturers compete in three distinct channels. In the paper merchant/distributor channel, where the Company competes, manufacturers sell a wide variety of mill branded, specialty and commodity envelope products to paper merchants/distributors. The Company's principal competitor in this channel is New York/National Envelope Group of National Envelope Corporation, a private company. Another competitor in this channel is Murray Envelope Corp. In the direct channel, manufacturers sell customized envelopes directly to high volume corporate users and mass mailers. Mail-Well is the leading company in this channel. In the office products channel, manufacturers including Westvaco and Quality Park produce commodity mailing envelopes for retail sale.

INTELLECTUAL PROPERTY

                  The Company registers some of its material trademarks, tradenames and copyrights and has acquired patent protection for some of its proprietary processes. In the opinion of management, the Company has current trademark rights to conduct its business as now constituted. The Company has the right to use the Globe-Weis(R) name on a non-exclusive basis through August 1998, pursuant to the

Company's purchase of certain file folder and hanging file assets from Atapco. The Company does not expect that the loss of the right to use the Globe-Weis(R) name will have a material adverse effect on its results of operations.

EMPLOYEES

         As of December 31, 1996, the Company employed a total of 4,105 full-time persons, including 4,037 manufacturing, sales and administrative personnel and 68 corporate staff members. The Company has added approximately 250 employees as a result of the Shade /Allied acquisition. All the Company's operations are non-union except for the operations at the facilities located in Scottdale, Pennsylvania; Miamisburg, Ohio; Appleton, Wisconsin and Holland, New York which have, in total, approximately 1,100 union employees. The collective bargaining contracts covering the Company's employees will expire as follows: the Miamisburg contract expires May 31, 1997; the Appleton contract expires March 31, 1997; the Scottdale contract expires April 30, 1998 and the Holland contract expires December 7, 2000. With the exception of a strike at the Company's Indiana plant, as described below, there have been no work stoppages at any Company facility during the last five years. The Company believes that its relations with its employees and unions are satisfactory.

         In July 1994, the Company acquired the writing products and filing supplies assets of SCM. Work rules and associated costs at SCM's plant in Indiana were less favorable than those at other plants of the Company. As a result of management's effort to bring the labor agreement at the Indiana plant more in line with market labor agreements, a labor strike occurred on September 1, 1994. Consequently, the Company closed the Indiana plant on February 15, 1995 and moved the equipment to other facilities operated by the Company. By July 1995, all machinery and equipment previously operated in Indiana was available for production in other facilities of the Company.

BACKLOG

         The Company does not consider backlog to be a significant factor is its business. Customer orders are generally received between one week and three months in advance of shipment dates and are satisfied with on hand finished goods inventory or completed manufacturing within the customers delivery deadlines.

SEASONALITY

         The majority of the Company's business is not seasonal in nature. The sale of invitations, announcements, Christmas and holiday cards and presentation folders is directly affected by the timing of holidays and school schedules. Sales of these products will typically be highest during the third and fourth quarters of any year.

ITEM 2   PROPERTIES

PROPERTIES AND FACILITIES

         As of February 28, 1997, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 4,087,000 square feet. Of this footage, approximately 849,000 square feet are leased and approximately 2,938,000 square feet are owned. The Company has five facilities in Fresno, Kosciusko, New Jersey, and New York City which aggregate approximately 300,000 square feet which are being subleased to third parties. The Company's lease agreements for these facilities expire from 1997 through 2009.

         To provide a cost efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. Since 1992, the Company has consolidated 13 manufacturing and distribution facilities into 6 facilities. The Company's management continually evaluates the potential consolidation of manufacturing and distribution facilities. All of the Company's owned facilities are pledged as collateral under the Company's bank credit agreement.

         The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs in the foreseeable future. The following table describes the principal properties of the Company as of February 28, 1997:

                                    BUSINESS   OWNED OR         EXPIRATION OF           SQUARE
            LOCATION                DIVISION(1) LEASED            LEASE (2)              FEET
----------------------------------  ----------- ------          -------------           ------
     CALIFORNIA
          City of Industry........      W        Owned                -                   85,000
          City of Industry........      W        Leased           2008(a)(b)             105,000
          West Sacramento.........      W        Leased            2000(b)                37,000
          Rancho Cucamonga........      W        Leased            1996(b)                12,800
     COLORADO
          Denver..................      W        Leased            1997(b)                15,000
          Denver..................      W        Leased              1998                 55,000
     GEORGIA
          Gainesville.............      A        Owned                -
                                                                                          70,000
          Moultrie................      W        Owned                -                   50,000
     ILLINOIS
          Mattoon.................      A        Leased         month-to-month            29,200
          Mattoon.................      A        Owned                -                  261,800
          Mattoon.................      A        Leased     3 month renewable term        25,200
          Mattoon.................      A        Leased            1996(b)                58,900
          Chicago.................      W        Leased            1996(b)                33,000
          Chicago.................      W        Owned               (c)                 200,000
          Chicago.................      W        Owned                    -              126,000
     MASSACHUSETTS
          Westfield...............      A        Owned                -                  128,000
          Holyoke.................      A        Owned               (c)                 572,416
     MISSISSIPPI
          Kosciusko...............      A        Leased           1997(b)(d)              70,600
     NEW JERSEY
          Bloomfield..............      W        Leased              2003                 94,000
     NEW YORK
          New York City...........      W        Leased              1997                  5,000
          Holland.................      W        Owned                -                  168,000
     OHIO
          Miamisburg..............      W        Leased           1998(b)(e)             177,000
     PENNSYLVANIA
          Scottdale...............      W        Owned                -                  400,000
          Mt. Pleasant............      W        Leased            1999(b)                11,000
          Lancaster...............      A        Leased              2001                105,000
     TENNESSEE
          Morristown..............       W       Owned                -                  255,000
     TEXAS
          Dallas..................   Corporate   Leased            1998                   30,000
                                      Office
          Dallas..................       W       Owned                -                  105,000
          Corsicana...............       W       Owned                -                  250,000
     UTAH
          North Salt Lake City....       A       Owned                -                  110,000
          North Salt Lake City....       A       Leased            2001(f)                97,000
          Clearfield..............       A       Leased               -                   62,000
     WASHINGTON
          Kent....................       A       Leased             1997                  13,500
          Kent....................       W       Leased             1999                  24,000
     WISCONSIN
          DePere..................       A       Owned                -                   98,500
          Green Bay...............       A       Leased             1997                  17,000
          Appleton................       W       Owned                -                  313,000

(1) "A" indicates operations associated with the Company's Ampad division and "W" indicates operations associated with the Company's Williamhouse division.
(2)  (a) Lease contains option to purchase.
     (b) Lease or sublease contains an extension or renewal option.
     (c) Two properties owned at this location.
     (d) Sublease contains option to assume prime lease.
     (e) Lease contains a right of first refusal.
     (f) Two leases at this location.

ITEM 3   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         The Company is a party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.


ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to federal, state, and local environmental and occupational health and safety laws and regulations. Such laws and regulations impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company has made and will continue to make capital and other expenditures to comply with such requirements. The Company spent approximately $7,000 and $100,000 in 1995 and 1996, respectively, on environmental capital projects. The Company estimates that its environmental capital expenditures will be approximately $50,000 to $100,000 in each of 1997 and 1998. Thereafter, the Company expects to incur moderate environmental capital expenditures, which will be higher than historical levels as a result of the Company's increased size. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

         The City of Industry, California facility of the Company's Williamhouse division is located within an area of regional groundwater contamination designated as the San Gabriel Valley National Priority List Area. The Company does not believe its operations have contributed to the contamination and to date the Company has not received a notice of potential liability with respect to that site.

         The Company is aware that one of Niagara's and two of Shade/Allied's facilities has been the subject of certain soil and groundwater investigations and that the prior owner of the Niagara and the prior owner of one of the Shade/Allied facilities have indemnified the Company for certain environmental liabilities associated with historical use of the property. The Company currently believes that any environmental liabilities associated with such facilities would not be material or have been adequately covered by agreements with the former owners.

         The Company's Ampad division has been named a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at five waste disposal sites. The Company settled its liability at four of these sites as a de minimis party. At the Spectron site in Elkton, Maryland, the Company paid approximately $1,300 in 1989 as a de minimis settlement for an initial removal action at the site. In 1995, the Company received a notice of a remedial action at the site, and based upon its allocation in 1989, expects to be eligible for a de minimis or de micromis settlement. The Company is aware that Niagara has been named a PRP at the Envirotek II site in Tonawanda, New York with respect to which Niagara expects to be eligible for a de minimis settlement. Although the Company endeavors to manage its wastes carefully, because CERCLA liability is strict and retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other waste disposal sites.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1996.

                                    PART II

ITEM 5   MARKET FOR THE REGISTRANTS' COMMON STOCK AND DEBT SECURITIES

         The common stock of the Company is listed on the New York Stock Exchange under the symbol "AGP". The quarterly high and low prices for the common stock since the Company's initial public offering of common stock on July 2, 1996 is shown below.

Quarter Ended        Low Price       High Price
-------------        ---------       ----------
September 30, 1996   $   14.375    $    24.75
December 31, 1996    $   18.375    $    22.625

         As of March 4, 1997, there were approximately 3,140 holders of common stock. The Company has not sold any unregistered securities during the last fiscal year.


DIVIDEND POLICY

         Except as described below, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary, AP&P Delaware. The payment of dividends by AP&P Delaware to the Company for purposes of paying dividends to holders of Common Stock is prohibited by the bank credit agreement and restricted by the indenture related to the Notes. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

         In October 1995, the Company declared a stock dividend on its outstanding capital stock of one share of preferred stock for each ten shares of Class P common stock and common stock (the "Preferred Stock Dividend"). In December 1995, the Company paid a cash dividend on its then outstanding Class P common stock equal to approximately $6.11 per share (after giving effect to the recapitalization of the Company). Immediately thereafter, all outstanding shares of Class P common stock were converted on a share-for-share basis into shares of existing common stock. Prior to such conversion, the Class P common stock was entitled to a preferential payment upon any distribution by the Company to its holders of capital stock (whether by dividend, liquidating distribution or otherwise) equal to the original cost of such shares plus an amount which accrued on a daily basis at a rate of 15.0% per annum on such cost and the amount so accrued in prior quarters (the "Preference Amount"). The cash dividend returned such Preference Amount to the holders of the Class P common stock.

ITEM 6   SELECTED FINANCIAL DATA


                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The selected historical consolidated financial data set forth below for the years ended December 31, 1994, 1995 and 1996 have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected historical consolidated financial data set forth for the period August 1, 1992 to December 31, 1992 and for the year ended December 31, 1993 have been derived from the Company's audited financial statements not included in this Form 10-K. Effective July 31, 1992, the Company acquired Ampad Corporation (the "Predecessor") from Mead. As such, the selected historical consolidated financial data set forth below for the period from January 1, 1992 through July 31, 1992 have been derived from the Predecessor's unaudited financial statements, not included herein, and include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the results of the Predecessor for such periods. The selected historical consolidated financial data for the Predecessor are not comparable in certain respects to the selected historical consolidated financial data of the Company due to the effects of the acquisition of the assets of the Predecessor described in the notes hereto. The selected historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                                          THE COMPANY
                                      PREDECESSOR    -------------------------------------------------------
                                        PERIOD        PERIOD                         YEAR ENDED
                                         FROM          FROM                          DECEMBER 31,
                                        1/1/92-       8/1/92-    -------------------------------------------
INCOME STATEMENT DATA (1) (2) (3) (4)   7/31/92      12/31/92    1993        1994         1995          1996
                                        -------      --------    ----        ----         ----          ----

                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ............................ $  63,238   $  43,526   $ 109,095    $ 127,744    $ 257,160    $ 583,859
Cost of sales (5) ....................    55,737      37,610      93,309      120,695      209,633      458,449
                                       ---------   ---------   ---------    ---------    ---------    ---------
Gross profit .........................     7,501       5,916      15,786        7,049       47,527      125,410
Selling, general and administrative
   expenses ..........................     5,838       4,351      10,160       10,040       18,003       47,649
Management fees and services .........        --         210         605          575          542        3,880
Nonrecurring compensation charge (6) .        --          --          --           --       27,632           --
                                       ---------   ---------   ---------    ---------    ---------    ---------
Income (loss) from operations ........     1,663       1,355       5,021       (3,566)       1,350       73,881
Interest expense .....................     1,337       1,311       3,320        4,560       13,657       42,968
Other (income) expense ...............        --          --        (167)         (90)        (735)      (1,153)
                                       ---------   ---------   ---------    ---------    ---------    ---------
Income (loss) before income taxes ....       326          44       1,868       (8,036)     (11,572)      32,066
Provision for (benefit from)
   income taxes ......................       130          33          64         (488)      (6,538)      13,852
                                       ---------   ---------   ---------    ---------    ---------    ---------
Income (loss) before extraordinary
   item ..............................       196          11       1,804       (7,548)      (5,034)      18,214
 Extraordinary loss from
  extinguishment of debt, net of
  income tax benefit .................        --          --          --           --       (9,652)     (19,995)
                                       ---------   ---------   ---------    ---------    ---------    ---------
Net income (loss) .................... $     196   $      11   $   1,804    $  (7,548)   $ (14,686)   $  (1,781)
                                       =========   =========   =========    =========    =========    =========
Net income (loss) per share:
   Before extraordinary item .........                                                   $    (.17)   $     .62
   Extraordinary item ................                                                        (.33)        (.68)
                                                                                         ---------    ---------
   Net income (loss) .................                                                   $    (.50)   $    (.06)
                                                                                         =========    =========
Pro forma weighted average number
  of common shares and common
  share equivalents outstanding (7) ..                                                      29,607       29,607
                                                                                         =========    =========

OTHER DATA:
Depreciation and amortization ........ $   1,936   $      79   $     159    $     942    $   4,248    $  14,253
Capital expenditures ................. $     647   $     948   $   1,656    $     942    $   5,640    $  15,109

                                                                   DECEMBER 31,
                                             ------------------------------------------------------
BALANCE SHEET DATA:                          1992         1993        1994        1995         1996
                                             ----         ----        ----        ----         ----
Working capital .......................   $   8,774   $   8,248   $   1,170    $ 108,845    $  77,857
Total assets ..........................   $  42,305   $  47,893   $  68,233    $ 504,356    $ 509,417
Long-term debt, less current maturities   $  11,301   $  10,806   $  19,889    $ 443,794    $ 269,812
Stockholders' equity (deficit) (8) ....   $   3,011   $   4,815   $  (2,733)   $ (66,421)   $ 104,599

(1) Effective July 5, 1994, the Company acquired the assets and assumed certain liabilities of SCM. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results have been included with the Company's results since the date of acquisition.

(2) Effective August 16, 1995, the Company acquired the inventory and certain equipment of the file folder and hanging file product lines of the Globe-Weis office products division of Atapco. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results have been included in the Company's results since the date of acquisition.

(3) Effective October 31, 1995, the Company acquired Williamhouse. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Williamhouse, except for the Regency Division, have been included in the Company's results since the date of acquisition. The Regency Division was identified as a non-strategic asset at the date of the acquisition of Williamhouse and was reflected as an asset held for sale in the consolidated balance sheet through June 27, 1996, when it was sold. As such, the operating results of the Regency Division are excluded from the results of operations from the date of the Williamhouse acquisition.

(4) Effective June 28, 1996, the Company acquired Niagara. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Niagara for the six-month period ended December 31, 1996 have been included in the Company's results for the year ended December 31, 1996.

(5) Inventory cost is determined using the LIFO method of valuation. Gross profit in the fourth quarter of 1994 was adversely impacted by a significant increase in paper prices resulting in a $5.4 million charge for LIFO in advance of the Company's raising selling prices in the first quarter of 1995. Beginning in January 1995, the Company adopted new pricing policies enabling it to set product prices consistent with the Company's cost of paper at the time of shipment. The Company believes that it is now able to price its products so as to minimize the impact of price volatility on dollar margins.

(6) Includes non-cash stock option compensation charges of $24.3 million directly related to the Williamhouse acquisition as well as other non-recurring cash and non-cash charges aggregating $3.3 million.

(7) Pro forma earnings (loss) per share and pro forma weighted average number of shares and share equivalents outstanding have been adjusted to give effect to the recapitalization of the Company which occurred concurrent with its initial public offering of common stock and to give effect to the issuance of 12.5 million shares of common stock in the initial public offering. Common stock equivalents have been determined using the treasury stock method.

(8) For 1995, includes $4.5 million to pay the liquidation preference, including the return of original cost, of the Company's Class P common stock and $70.6 million to redeem a portion of its preferred stock.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad assortment of products including writing pads, file folders, envelopes, machine papers and other paper-based products. Through its Ampad division, the Company is among the largest and most important suppliers of pads and other paper-based writing products, filing supplies, machine papers and retail envelopes to many of the largest and fastest growing office products distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded, specialty and commodity business envelopes to paper merchants and distributors. The Company believes that its future operating results will not be directly comparable to its historical operating results because of its strategic acquisitions and the expected cost savings from integration of its acquisitions. The Company's business has not generally been seasonal in nature. Certain factors which have affected, and may affect prospectively, the operating results of the Company are discussed below.

         Strategic Acquisitions. On October 31, 1995, the Company acquired Williamhouse, a leading supplier of envelopes to many of the largest and fastest growing distributors, for an aggregate purchase price (including assumption of debt) of approximately $300 million plus reimbursement of certain expenses to the sellers. On June 28, 1996, the Company acquired Niagara, a national supplier of envelopes to fast growing distributors, for an aggregate purchase price of approximately $53.2 million, including costs of the acquisition and a $5 million one year consulting agreement with Niagara's former president. With these acquisitions, the Company became the largest supplier of envelopes to the national paper merchants. The Williamhouse acquisition was financed through the Company's old bank credit agreement and the assumption of senior subordinated notes. The Niagara acquisition was financed with proceeds from the sale of the Regency Division of Williamhouse.

         On July 5, 1994, the Company acquired the assets and assumed certain liabilities of SCM, one of the industry leaders in hanging files and writing products. The aggregate acquisition consideration of $14.4 million, including fees and expenses, was financed through the incurrence of bank debt. On August 16, 1995, the Company acquired the file folder and hanging file product lines of Atapco's Globe-Weis office products division. Atapco was one of the leading providers of file folders and hanging files to office products superstores. The aggregate acquisition consideration of $19.9 million, including fees and expenses, was financed through the incurrence of bank debt and seller notes. The SCM acquisition and the Globe-Weis acquisition further strengthened the Company's position in the filing supplies and writing products categories.

         On February 11, 1997, the Company acquired Shade/Allied, a national supplier of machine papers, principally continuous computer forms. The purchase price of $49.5 million was financed with borrowings under the Company's new bank credit agreement. The Company expects that Shade/Allied's products will be distributed by both the Ampad and Williamhouse divisions and that the manufacturing plants will be integrated into the Ampad division. This acquisition provided the Company with a more significant position in a fourth product category.

         Purchase Accounting Effects. The Company's acquisitions have been accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs (including assumption of debt) are allocated to the net assets acquired based on the fair market value of such net assets. The allocations of the purchase price result in an increase in the historical book value of certain assets such as property, plant and equipment and intangible assets, including goodwill, which results in incremental annual depreciation and amortization expense each year.

         Potential Operating Improvements. The Company has identified and is in the process of implementing cost reductions in connection with the acquisitions. In addition, management plans to implement further identified cost reductions which are expected to improve operations beyond 1996. The most significant cost reduction actions involve closing Williamhouse's New York City and Niagara's Buffalo headquarters, contractual changes in employee benefit and other insurance plans and the consolidation of sales and marketing and other administrative functions to eliminate duplicative functions, sales programs and sales personnel, and the consolidation and integration of manufacturing and distribution facilities. These improvements were being implemented during 1996 and, except for the integration of certain manufacturing and distribution facilities, were completed by the end of 1996. However, because Williamhouse's and Niagara's selling, general and administrative ("SG&A") expenses were historically higher than the SG&A expenses of the Company. SG&A expenses as a percentage of net sales in 1996 were higher than the SG&A expenses to net sales percentage relationship in 1995 and 1994.

         Sale of Regency Division. The Company's management identified the Regency Division of Williamhouse as a nonstrategic asset following the acquisition of Williamhouse and, on June 27, 1996, sold the Regency Division for approximately $47.9 million in net proceeds. As a result, the financial statements of the Company included elsewhere herein reflect the Regency Division as "Assets Held for Sale" as of December 31, 1995. The Company used the net proceeds from the sale of the Regency Division to fund substantially all of the Niagara acquisition.

         Paper Prices. Paper represents a majority of the Company's cost of goods sold. While paper prices have increased by an average of less than 1% annually since 1989, certain commodity grades have shown considerable price volatility during that period. This volatility negatively impacted the Company's earnings in 1994, particularly in the fourth quarter, as a result of the Company's inability to implement price changes in many of its product lines without giving its customers advance notification. Beginning in January 1995, the Company adopted new pricing policies enabling it to set product prices consistent with the Company's cost of paper at the time of shipment. The Company believes that it is now able to price its products so as to minimize the impact of price volatility on dollar margins.


RESULTS OF OPERATIONS

         The following table summarizes the Company's historical results of operations as a percentage of net sales for the years ended December 31, 1994, 1995, and 1996. The results of operations for the year ended December 31, 1994 reflect the historical results of the Company and the results of SCM for the period from July 5, 1994 through December 31, 1994. The results of operations for the year ended December 31, 1995 reflect the historical results of the Company, the results of Globe-Weis from August 18, 1995 through December 31, 1995 and the results of Williamhouse for the two-month period ended December 31, 1995. The results of operations for the year ended December 31, 1996 include the results of operations of Niagara from June 28, 1996 through December 31, 1996.

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------
INCOME STATEMENT DATA:                            1994     1995     1996
                                                  ----     ----     ----
Net sales ....................................... 100.0    100.0    100.0
                                                  =====    =====    =====
Gross profit ....................................   5.5     18.5     21.5
Selling, general and administrative expenses ....   7.9      7.0      8.2
Management fees and services ....................   0.4      0.2      0.6
Non-recurring compensation charge ...............    --     10.7       --
                                                  -----    -----    -----
Income (loss) from operations ...................  (2.8)     0.6     12.7

Interest expense, net ...........................   3.6      5.3      7.4
Other income ....................................  (0.1)    (0.3)    (0.2)
                                                  -----    -----    -----
Income (loss) before taxes ......................  (6.3)    (4.4)     5.5
Provision for (benefit from) income taxes .......  (0.4)    (2.5)     2.4
                                                  -----    -----    -----
Income (loss) before extraordinary item .........  (5.9)    (1.9)     3.1
Extraordinary loss from extinguishment of debt,
   net of income tax benefit ....................    --     (3.8)    (3.4)
                                                  -----    -----    -----
Net loss ........................................  (5.9)    (5.7)    (0.3)
                                                  =====    =====    =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales for the year ended December 31, 1996 increased by $326.7 million, or 127.0%, to $583.9 million from $257.2 million for the year ended December 31, 1995. Of this net sales increase, $274.8 million is related to the acquisition of Williamhouse and Niagara and $35.2 million is related to the acquisition of Globe-Weis. Ampad division net sales increased by $16.7 million during 1996 compared to 1995 due to higher sales to the fast growing customer channels such as superstores, mass merchant stores and contract stationers.

         Gross profit for the year ended December 31, 1996 increased by $77.9 million, or 164.0%, to $125.4 million from $47.5 million for the year ended December 31, 1995. Approximately $69.5 million of the increase in gross profit is attributable to the acquisition of Williamhouse and Niagara. Gross profit margin increased to 21.5% for the year ended December 31, 1996 from 18.5% for the year ended December 31, 1995. The increase in gross profit margin is primarily attributable to higher margins of the Williamhouse division.

         SG&A expenses for the year ended December 31, 1996 increased $29.6 million, or 164.4%, to $47.6 million from $18.0 million for the year ended December 31, 1995. Approximately $20.2 million is attributable to the acquisition of Williamhouse and Niagara and $3.6 million to amortization of goodwill and intangibles related to the acquisitions. The remainder of the increase is due primarily to costs associated with the support of a significantly larger corporation.

         Management fees and services increased $3.3 million in 1996 due to the amortization of a consulting agreement with a former shareholder of Niagara and an increase in Bain Capital's management fees.

         Interest expense for the year ended December 31, 1996 increased $29.3 million to $43.0 million from $13.7 million for the year ended December 31, 1995. The increase is attributable primarily to higher levels of outstanding debt for a full year as a result of the acquisition of Williamhouse and Globe-Weis. The increase in interest expense was partially offset by a reduction of approximately $3.4 million in interest expense following the redemption of $70 million of the Notes in August 1996.

         The income tax provision for year ended December 31, 1996 reflects an effective tax rate of 43.2% versus an effective tax benefit rate of 56.5% for the year ended December 31, 1995. The effective tax rate for 1996 reflects a 40% combined statutory federal and state income tax rate adjusted for nondeductible expenses, primarily goodwill amortization. The effective tax rate for the year ended December 31, 1995 differs from the federal statutory income tax rate of 35% due to state income taxes and the reversal of a valuation allowance on deferred tax assets relating to the realizability of the Company's net operating loss carryforward.

         Extraordinary item represents an after tax loss on extinguishment of debt of $20.0 million ($33.0 million pretax) recognized as a result of the redemption of $70.0 million of senior subordinated notes with a portion of the net proceeds from the initial public offering and the write off of a portion of the unamortized deferred financing costs related to the Notes and all of the deferred financing costs associated with the old bank credit agreement and the old accounts receivable facility.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net sales for the year ended December 31, 1995 increased by $129.5 million, or 101.4%, to $257.2 million from $127.7 million for the year ended December 31, 1994. Of this net sales increase, $45.8 million, or 35.4%, is related to the Williamhouse acquisition and $29.1 million, or 22.4%, is related to the Globe-Weis acquisition. The remaining increase of $54.6 million, or 42.2%, is related to increased net sales in the base business, primarily as a result of price increases and, to a lesser extent, a change in product mix, partially offset by a decline in sales through non-strategic channels, particularly independent dealers. Net sales to independent dealers declined to less than 3.0% of net sales in the year ended December 31, 1995, compared to 8.6% in 1994.

         Gross profit for the year ended December 31, 1995 increased by $40.5 million, or 579%, to $47.5 million, from $7.0 million for the year ended December 31, 1994. Approximately $13.6 million of the increase in gross profit is attributable to the Williamhouse acquisition and an estimated $3.8 million increase is due to the Globe-Weis acquisition. The remainder of the increase in gross profit is due to (i) higher variable margins associated with the gains in unit sales, product mix and pricing; (ii) lower fixed manufacturing costs primarily as a result of the SCM plant closure; (iii) the Company's ability to pass along paper price increases to its customers beginning in 1995, and (iv) lower LIFO charges of approximately $2.5 million in 1995. Fixed manufacturing costs as a percentage of net sales declined as a result of the successful integration of the Globe-Weis manufacturing operations and the closing of the Indiana facility.

         Gross profit margin increased in the year ended December 31, 1995 to 18.5% from 5.5% in 1994. The increase is principally a result of higher variable margins, lower fixed manufacturing costs and lower LIFO charges. Excluding acquisitions, gross profit margin would have increased to 16.4% for the period ended December 31, 1995.

         SG&A expenses for the year ended December 31, 1995 increased by $8.0 million, 80.0%, to $18.0 million, from $10.0 million for the year ended December 31, 1994. Approximately $5.9 million of this increase related to the acquisitions. The balance of such increase related to higher amortization costs as a result of the acquisitions and the costs associated with the accounts receivable facility.

         The non-recurring compensation charge of $27.6 million for the year ended December 31, 1995 was primarily the result of the issuance of options for preferred stock granted to existing option holders in order to maintain such holders' economic value in previously issued options for Common Stock as a result of the preferred stock dividend and the grant of additional options in December 1995 at an exercise price below the fair market value at the date of grant.

         Income (loss) from operations for the year ended December 31, 1995 increased by $4.9 million to $1.3 million from ($3.6) million in 1994, for the reasons stated above. Income (loss) from operations as a percentage of net sales for the year ended December 31, 1995 increased to 0.6% from (2.8)% for the year ended December 31, 1994.

         Interest expense for the year ended December 31, 1995 increased $9.1 million, or 198%, to $13.7 million from $4.6 million for the year ended December 31, 1994. The increase is attributable primarily to increased borrowings as a result of the Williamhouse and the Globe-Weis acquisitions.

         Income tax benefit for the year ended December 31, 1995 reflects an effective tax rate of 56.5%, versus a 6.1% effective tax rate in 1994. The difference between the effective rate and the statutory rate in 1995 is due to a reduction in the deferred tax valuation allowance resulting from improved operating results.

         Extraordinary item represents an after tax loss on extinguishment of debt of $9.7 million ($16.2 million pretax) recognized as a result of $10.8 million of redemption premiums and prepayment penalties associated with the repurchase of the old debentures and the Company's bank debt and the write off of $5.3 million of unamortized deferred financing costs in connection with the redemption of the old debentures and the Company's debt refinancings.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the year ended December 31, 1996 was $23.2 million compared to cash provided by operating activities of $4.7 million for the year ended December 31, 1995. The increase in cash provided by operating activities is primarily due to higher net sales and earnings of the Company in 1996. The net cash provided for the year ended December 31, 1995 resulted primarily from an increase of $5.0 million in accounts payable, an increase in accrued expenses of $4.9 million, a decrease in inventories and increased margins on sales. Cash used by operations for the years ended December 31, 1994 was $1.9 million. The use of cash for the year ended December 31, 1994 was primarily due to an increase in inventories offset by an increased LIFO charge due to rising paper prices, and a decrease in accrued expenses, offset by an increase in accounts payable.

         Cash used in investing activities for the year ended December 31, 1996 and 1995 was $16.2 million and $131.3 million, respectively. The use of cash for the year ended December 31, 1996 was principally due to the Niagara acquisition ($53.0 million, net of cash received) and purchases of equipment ($14.6 million), offset by proceeds from the sale of the Regency Division and other assets held for sale ($49.3 million). The use of cash for the year ended December 31, 1995, was due to the Williamhouse acquisition ($122.7 million), the Globe-Weis acquisition ($7.0 million) and purchase of equipment ($3.9 million). The use of cash for the year ended December 31, 1994, was due primarily to the SCM acquisition ($13.7 million).

         Cash used in financing activities for the year ended December 31, 1996 was $23.0 million as compared to a cash provision from financing activities of $144.9 million for the year ended December 31, 1995. During the year ended December 31, 1996, the Company (i) completed its initial public offering of
12.5 million shares of common stock for $172.8 million in net proceeds after deducting offering fees and expenses, (ii) refinanced its accounts receivable facility with a new $60.0 million facility, (iii) refinanced its bank credit agreement, (iv) redeemed $70.0 million of senior subordinated notes, (v) repaid $95.8 million of debt incurred under the old bank credit agreement, (vi) paid $7.7 million in redemption premiums on the Notes, (vii) repaid $10 million under the new accounts receivable facility with proceeds from the sale of the Regency Division, (viii) borrowed $54 million under the new accounts receivable facility and (ix) repaid WR seller notes for $25 million. Cash provided by financing activities for the years ended December 31, 1995 and 1994 was $144.9 million and $16.5 million, respectively, primarily due to periodic financings incurred in connection with the various acquisitions.

         Capital expenditures, excluding acquisitions, in the years ended December 31, 1996, 1995 and 1994 were $14.6 million, $3.9 million and $0.9 million, respectively. The Company expects that combined capital expenditure requirements will be approximately $18 million for 1997. The Company believes these capital expenditure levels will be sufficient to maintain competitiveness and to provide sufficient manufacturing capacity. The Company expects to fund capital expenditures primarily from cash generated from operating activities.

         Contemporaneously with the initial public offering, the Company refinanced and retired all remaining indebtedness under the old bank credit agreement with the proceeds of the loans under the new bank credit agreement. As a result of the refinancing, effective July 8, 1996, the Company borrowed $162.0 million in revolving loans and $6.5 million in swingline loans. The proceeds of these loans were used to (i) pay off the remaining $145.0 million in term loans, $5.0 million in revolver loans and $7.7 million in swingline loans outstanding under the old bank credit agreement and (ii) pay approximately $8.1 million in fees associated with the new bank credit agreement. The new bank credit agreement provides a revolving credit facility of $300 million . As of December 31, 1996, the Company had $155 million available for borrowing under its bank credit agreement. Loans made under the new bank credit agreement bear interest at a rate per annum equal to, at the Company's option, (i) a base rate plus an applicable margin or (ii) the LIBOR rate plus an applicable margin (as each term is defined in the new bank credit agreement). The applicable margin varies from 0% to 1.75%, based on the Company's level of debt as compared to earnings ("leverage ratio"). The Company's margin is currently 1.50%.

         Availability under the new bank credit agreement is subject to an unused commitment fee which, like the applicable margin, varies from 0.3% to 0.5% based on the Company's leverage ratio. The Company's current rate is 0.5%. Availability under the new bank credit agreement will be reduced to the extent of the net proceeds of a sale of assets by the Company, the net proceeds of an issuance of debt by the Company or 50% of the net proceeds of an issuance of equity by the Company. Availability will also be reduced by $50 million in 1999 and $50 million in 2000. The new bank credit agreement will terminate in 2001. The Company will be permitted to make acquisitions under the new bank credit agreement up to an aggregate of $25 million without consent of the agent bank and up to $50 million if, on a pro forma basis giving effect to such acquisition, the Company's leverage ratio is less than 3.0:1.0. As a result of the new bank credit agreement, the Company's effective interest rate under its senior credit facility was reduced by 189 basis points contemporaneously with the initial public offering. The bank credit agreement and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the bank credit agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

         On May 29, 1996, the Company refinanced its $45 million accounts receivable facility with a new $60 million accounts receivable facility. Under the new facility the Company may sell, on a revolving basis, an undivided interest in a designated pool of trade accounts receivable. At December 31, 1996, $54 million of accounts receivable were sold under the program. The agreement expires in 2000.

         On February 11, 1997, the Company acquired Shade/Allied for approximately $49.5 million, including acquisition costs, using proceeds from borrowings under its bank credit agreement.

         Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the new bank credit agreement and available cash on hand at December 31, 1996, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for the three years ended December 31, 1996.

CERTAIN FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors, including those that affect wholesale and retail office products and the business activities of the Company's customers and suppliers. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

CHANGES IN ACCOUNTING STANDARDS

         The Company elected in 1996 to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," which adoption did not have any effect on its financial condition or results of operations.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) of the Exhibit Index for a listing of the Company's financial statements included with this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         This section is not applicable as there were no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure for the period covered by this Form 10-K.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This item is incorporated by reference from the Company's 1997 Annual Proxy Statement to Stockholders where the information can be found on pages 1 to 9.

ITEM 11  EXECUTIVE COMPENSATION

         This item is incorporated by reference from the Company's 1997 Annual Proxy Statement to Stockholders where the information can be found on pages 9 to 11.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference from the Company's 1997 Annual Proxy Statement to Stockholders where the information can be found on pages 7 to 8.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference from the Company's 1997 Annual Proxy Statement to Stockholders where the information can be found on pages 5 to 6.

                                    PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


              AMERICAN PAD & PAPER COMPANY AND SUBSIDIARIES          PAGE
                                                                    ----
Report of Independent Accountants ..............................     43
Consolidated Balance Sheets at December 31, 1995 and 1996 ......     44
Consolidated Statements of Operations for the years ended
    December 31, 1994, 1995 and 1996 ...........................     45
Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996 ...........................     46
Consolidated Statements of Stockholders' Equity (Deficit)
    years ended December 31, 1994, 1995, and 1996 ..............     48
Notes to Consolidated Financial Statements .....................     49

        AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC
                        AND SUBSIDIARY

Report of Independent Accountants ..............................     67
Consolidated Balance Sheets at December 31, 1995 and 1996 ......     68
Consolidated Statements of Operations for the years ended
    December 31, 1994, 1995 and 1996 ...........................     69
Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996 ...........................     70
Consolidated Statements of Stockholder's Equity (Deficit)
    years ended December 31, 1994, 1995, and 1996 ..............     72
Notes to Consolidated Financial Statements .....................     73

ITEM 14(a)(2)  FINANCIAL STATEMENT SCHEDULES

               The information required by this item is included in the consolidated financial statements or is omitted because the schedules are not applicable to the Company.

ITEM 14(b)     REPORTS ON FORM  8-K

               The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

ITEM 14(b)     EXHIBITS

               See Exhibit Index which follows on pages 40 and 41.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 1997.

AMERICAN PAD & PAPER COMPANY
AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
as Registrants


 /s/ Charles G. Hanson III
------------------------------------
Charles G. Hanson III
Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of March 14, 1997 by the following persons on behalf of the registrants and in the capacities indicated.

/s/ Russell M. Gard
----------------------------------
Russell M. Gard
President, Chief Operating Officer
         and Director


/s/ Robert C. Gay                           /s/ Jonathan S. Lavine
---------------------------------           -----------------------------------
Robert C. Gay                               Jonathan S. Lavine
Director.                                   Director


/s/ Marc B. Wolpow                          /s/ Gregory M. Benson
---------------------------------           -----------------------------------
Marc B. Wolpow                              Gregory M. Benson
Director.                                   Director



/s/ Scott R. Watterson                      /s/ Herbert M. Kohn
---------------------------------           -----------------------------------
Scott R. Watterson                          Herbert M. Kohn
Director.                                   Director



/s/ Kevin W. McAleer                        /s/ William W. Solomon, Jr.
---------------------------------           -----------------------------------
Kevin W. McAleer                            William W. Solomon, Jr.
Chief Financial Officer                     Vice President  - Controller
Principal Financial Officer                 Principal Accounting Officer

EXHIBIT                          EXHIBIT INDEX
NO.                               DESCRIPTION
-------                         ---------------
2.1         Stock Purchase Agreement, dated May 29, 1996, by and among American
                 Pad & Paper Company of Delaware, Inc., Niagara Envelope Company, Inc. and the person named therein.(1)
3.1 (i)     Restated Certificate of Incorporation of the Company (3)
3.1 (ii)    Amended and  Restricted By-laws of the Company. (3)
4.1         Indenture, dated as of December 1, 1995, among American Pad & Paper
                 Company of Delaware, Inc., the Subsidiary Guarantors and the Trustee (including Form of Note). (2)
4.2         Purchase Agreement, dated as of November 17, 1994, among American
                 Pad & Paper Company of Delaware, Inc.., the Subsidiary Guarantors and the Initial Purchasers. (1)
4.3         Registration Rights Agreement dated as of December 1, 1995, among
                 American Pad & Paper Company of Delaware, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein. (1)
4.7         Notepad Funding Receivables Master Trust Pooling and Servicing
                 Agreement, dated October 31, 1995, among APPC, Notepad Funding Corporation and Manufacturers and Traders Trust Company (the "Pooling and Service Agreement"). (1)+
4.8         Series 1995-1 Supplement to the Pooling and Service Agreement,
                 dated October 31, 1995. (1)+
4.9         Revolving Certificate Purchase Agreement, dated October 31, 1995 among APPC, Notepad Funding Corporation, Bankers Trust Company and the Purchasers described therein. (1)+
4.10        Receivables Purchase Agreement, dated October 31, 1995, among APP.,
                 Notepad Funding Corporation and certain subsidiaries. (1)+
4.11        Credit Agreement, dated as of July 8, 1996, among the Company,
                 WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions, Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent (3)
4.12        Security Agreement, dated as of July 8, 1996, among the
                 Company, WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and Bankers Trust Company, as Collateral Agent.
                 (3)
4.13        Pledge Agreement, dated as of July 8, 1996, among the Company,
                 WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., the Lenders from time to time party thereto, and Bankers Trust Company, as Agent. (3)
4.14        Form of Revolving and Swingline Note of American Pad & Paper
                 Company of Delaware, Inc. (3)
4.15        Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank. (3)
10.1        Agreement and Plan of Merger, dated as of October 3, 1995, among the

                 Company, WHR Acquisition, Inc. and WR Acquisition, Inc. (1)
10.2        Amendment No. 1 to WHR Merger Agreement, dated as of October 31,
                 1995, among the Company, WHR Acquisition, Inc. and WR Acquisition, Inc. (1)
10.3        Stock Purchase Agreement, dated as of October 30, 1995, among WR
                 Acquisition, Inc. and the Company (1)
10.4        Tax Sharing Agreement, dated as of October 30, 1995, among American
                 Pad & Paper Company of Delaware, Inc. and the Subsidiary Guarantors. (1)
10.5        Agreement and Plan of Merger, dated as of October 31, 1995, among
                 Williamhouse Regency of Delaware, Inc. and Ampad Corporation.
                 (1)
10.6        Amended and Restricted Advisory Agreement, dated as of  October 31,
                 1995, among American Pad & Paper Company of Delaware, Inc. and Bain Capital, Inc. (4)
10.7        Ampad Holding Corporation 1992 Key Employees Stock Option Plan. (1)
10.12       Asset Purchase Agreement, dated as of June 29, 1994, by and between
                 Huxley Envelope corp., The Kent Paper Co., Inc. and Williamhouse of California, Inc. (2)+
10.13       Lease Agreement for City of Industry, California. (1)
10.14       Lease Agreement for Dubuque, Iowa (1)
10.15       Lease Agreement for Miamisburg, Ohio. (1)
10.16       Lease Agreement for North Salt Lake City, Utah. (1)
10.17       Lease Agreement for Tacoma, Washington. (1)
10.18       Change of Control Agreement between WR Acquisition, Inc. and certain officers of American Pad & Paper Company of Delaware, Inc. (1)
10.19       Registration Rights Agreement, dated as of July 31, 1992, between the Company and the stockholders named therein. (2)
10.20       1996 Key Employee Stock Incentive Plan (3)
10.21       1996 Non-Employee Director Stock Option Plan. (3)
10.22       Employment Agreement between the Company and Charles Hanson
                 III. (2)
10.23       Employment Agreement between the Company and Russell Gard. (2)
10.24       Amended and Restated Advisory Agreement between American Pad &
                 Paper Company and Bain Capital, Inc. (2)
10.25       Management Stock Purchase Plan .(3)
10.26       Employment Agreement between the Company and Timothy Needham.
10.27       Agreement and Plan of Merger by and between Shade/Allied, Inc. and
                 American Pad & Paper Company of Delaware, Inc.
21.1        Subsidiaries of the Company.
23.1        Consent of Price Waterhouse LLP
27.1        Financial Data Schedule.


-----------------

(1) Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper of Delaware, Inc. (File No. 333-3006).

(2) Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper Company (File No. 333-4000).

(3) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1996.

(4) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN PAD & PAPER COMPANY
   AND SUBSIDIARIES
                                                                       PAGE NO.
                                                                       --------
Responsibility for the Consolidated Financial Reports                     43
Report of Independent Accountants                                         43
Consolidated Balance Sheets at December 31, 1995 and 1996                 44
Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996                                     45
Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996                                     46
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the years ended December 31, 1994, 1995 and 1996                 48
Notes to Consolidated Financial Statements                                49





AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC
  AND SUBSIDIARY

Report of Independent Accountants                                         67
Consolidated Balance Sheets at December 31, 1995 and 1996                 68
Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996                                     69
Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996                                     70
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
     for the years ended December 31, 1994, 1995 and 1996                 72
Notes to Consolidated Financial Statements                                73

             RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL REPORTS

         Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with generally accepted accounting principles and necessarily includes estimates that are based on management's best judgments.

         To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. These controls are monitored by internal financial and operations management. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy. Careful selection of employees, and appropriate divisions of responsibility, also help us to achieve our control objectives.

         The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. Their report is also shown on this page.

         The Board of Directors, acting through its Audit Committee composed entirely of outside directors, oversees the adequacy of the Company's control environment. The Audit Committee meets periodically with representatives of Price Waterhouse LLP and internal financial management to review accounting, control, auditing and financial reporting matters. The independent auditors also have full and free access to meet privately with the Audit Committee.



          Charles G. Hanson III                     Kevin W. McAleer
         Chief Executive Officer                 Chief Financial Officer

                                 ---------------


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Pad & Paper Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 38 present fairly, in all material respects, the financial position of American Pad & Paper Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Dallas, Texas
February 18, 1997

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                      DECEMBER 31,
                                                                ----------------------
                  ASSETS                                           1995        1996
                  ------                                        ---------    ---------
Current assets:
  Cash                                                          $  18,341    $   2,290
  Accounts receivable                                              29,483       57,054
  Refundable income taxes                                           3,657           --
  Inventories                                                      93,061      105,667
  Prepaid expenses and other current assets                           927        4,739
  Assets held for sale                                             42,578           --
  Deferred income taxes                                            15,009       10,754
                                                                ---------    ---------
         Total current assets                                     203,056      180,504
Property and equipment                                            106,768      133,090
Intangible assets                                                 191,012      192,367
Other                                                               3,520        3,456
                                                                ---------    ---------
         Total assets                                           $ 504,356    $ 509,417
                                                                =========    =========



 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------

Current liabilities:
   Current portion of long-term debt                            $  11,834    $   2,171
   Accounts payable                                                37,048       44,932
   Accrued expenses                                                44,835       55,041
   Income taxes payable                                               494          503
                                                                ---------    ---------
         Total current liabilities                                 94,211      102,647
Long-term debt                                                    443,794      269,812
Deferred income taxes                                              30,070       30,981
Other                                                               2,702        1,378
                                                                ---------    ---------
         Total liabilities                                        570,777      404,818
                                                                ---------    ---------
Commitments and contingencies Stockholders' equity (deficit):
  Preferred stock, 150 shares authorized, 58
    shares and no shares issued and outstanding,
    respectively                                                  113,887           --
  Common stock, voting, $.01 par value, 75,000
    shares authorized, 7,307 shares and 27,400
    shares issued and outstanding, respectively                        73          274
  Additional paid-in capital                                       14,234      300,721
  Accumulated deficit                                            (194,615)    (196,396)
                                                                ---------    ---------
         Total stockholders' equity (deficit)                     (66,421)     104,599
                                                                ---------    ---------
         Total liabilities and stockholders' equity (deficit)   $ 504,356    $ 509,417
                                                                =========    =========







       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                        YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                   1994         1995         1996
                                                 ---------    ---------    ---------
Net sales                                        $ 127,744    $ 257,160    $ 583,859
Cost of sales                                      120,695      209,633      458,449
                                                 ---------    ---------    ---------

   Gross profit                                      7,049       47,527      125,410
                                                 ---------    ---------    ---------

Operating expenses:
   Selling and marketing                             5,059        6,254       16,964
   General and administrative                        4,981       11,749       30,685
   Management fees and services                        575          542        3,880
   Nonrecurring compensation charge                     --       27,632           --
                                                 ---------    ---------    ---------
                                                    10,615       46,177       51,529
                                                 ---------    ---------    ---------
Income (loss) from operations                       (3,566)       1,350       73,881

Other income (expense):
   Interest                                         (4,560)     (13,657)     (42,968)
   Other income, net                                    90          735        1,153
                                                 ---------    ---------    ---------

Income (loss) before income taxes                   (8,036)     (11,572)      32,066
   and extraordinary item
Provision (benefit) for income taxes                  (488)      (6,538)      13,852
                                                 ---------    ---------    ---------

Income (loss) before extraordinary item             (7,548)      (5,034)      18,214

Extraordinary loss from extinguishment of debt
   (net of income tax benefits of $6,434 and
   $13,009, respectively)                               --       (9,652)     (19,995)
                                                 ---------    ---------    ---------

Net loss                                         $  (7,548)   $ (14,686)   $  (1,781)
                                                 =========    =========    =========

Pro forma income (loss) per share:
    Income (loss) before extraordinary item                   $    (.17)   $     .62
    Extraordinary item                                             (.33)        (.68)
                                                              ---------    ---------
    Net loss                                                  $    (.50)   $    (.06)
                                                              =========    =========

Pro forma weighted average shares outstanding                    29,607       29,607








       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                   YEAR ENDED DECEMBER 31,
                                                               1994        1995          1996
                                                             ---------    ---------    ---------
Cash flows from operating activities:
     Net loss                                                $  (7,548)   $ (14,686)   $  (1,781)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                              828        3,369        9,765
         Amortization of goodwill and intangible
            assets                                                 114          879        4,488
         Noncash portion of nonrecurring
            compensation charge                                     --       25,998           --
         Extraordinary loss on extinguishment of                    --        9,652       19,995
            debt
         Noncash interest expense and accretion of                 135           --           --
            discount
         Amortization of debt issuance costs                       696        1,538        3,790
         Gain on sale of assets                                    (83)        (140)         (94)
         Changes in assets and liabilities, net of effects
            of acquisitions:
                  Accounts receivable                            2,445      (22,025)     (25,625)
                  Refundable income taxes                           --          101        3,657
                  Inventories                                    1,655        2,256       (2,030)
                  Prepaid expenses and other                      (302)         905        1,721
                  Deferred tax asset, net                         (488)     (13,141)      13,361
                  Accounts payable                               3,433        4,979        1,819
                  Accrued expenses                              (2,782)       4,877       (4,294)
                  Other assets and liabilities                      11          147       (1,556)
                                                             ---------    ---------    ---------
         Net cash provided by (used in) operating
              activities                                        (1,886)       4,709       23,216
                                                             ---------    ---------    ---------


Cash flows from investing activities:
     Purchase of stock and net assets of businesses,
            including acquisition costs                        (13,744)    (129,701)     (52,964)
     Purchases of property and equipment                          (942)      (3,919)     (14,609)
     Proceeds from sale of assets                                   83          140        2,056
     Net cash generated from assets held for sale                   --        2,213       49,277
                                                             ---------    ---------    ---------
         Net cash used in investing activities                 (14,603)    (131,267)     (16,240)
                                                             ---------    ---------    ---------


                            (continued on next page)


       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           1994          1995        1996
                                                         ---------    ---------    ---------
Cash flows from financing activities:
     Net borrowings (repayments) under line of credit        7,057      (22,767)          --
     Proceeds from long-term debt                           11,252      430,052      192,773
     Repayment of long-term debt                            (1,192)    (186,546)    (380,317)
     Redemption premiums and penalties included in
          extraordinary loss                                    --      (10,812)      (7,700)
     Debt issuance costs                                      (628)     (35,032)      (9,584)
     Redemption of preferred stock                              --      (61,478)          --
     Redemption of Class P common stock                         --       (4,464)          --
     Redemption of preferred stock options                      --       (9,188)          --
     Proceeds from old accounts receivable facility             --       45,000           --
     Repayment of old accounts receivable facility              --           --      (45,000)
     Net proceeds from net new accounts
           receivable facility                                  --           --       54,000
     Proceeds from exercise of preferred stock options          --          130           --
     Proceeds from initial public offering, net                 --           --      172,801
                                                         ---------    ---------    ---------
         Net cash provided by (used in) financing
          activities                                        16,489      144,895      (23,027)
                                                         ---------    ---------    ---------

Net increase (decrease) in cash                                 --       18,337      (16,051)

Cash, beginning of year                                          4            4       18,341
                                                         ---------    ---------    ---------

Cash, end of year                                        $       4    $  18,341    $   2,290
                                                         =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                        $   3,575    $   9,127    $  38,785
                                                         =========    =========    =========
         Income taxes                                    $      29    $      99    $     470
                                                         =========    =========    =========
Supplemental disclosure of noncash investing activity:
     Notes payable issued in consideration of purchase
         price                                           $      --    $  36,115    $      --
                                                         =========    =========    =========
     Notes payable issued to purchase equipment          $      --    $   1,721    $     500
                                                         =========    =========    =========






       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
  IN STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                     PREFERRED                   COMMON                       RETAINED
                                       STOCK                     STOCK                        EARNINGS
                                --------------------       ------------------    PAID-IN    (ACCUMULATED
                                SHARES        AMOUNT       SHARES      AMOUNT    CAPITAL       DEFICIT)      TOTAL
                                ------        ------       ------      ------    -------       -------       -----
Balance at December 31,
   1993                               --    $      --        6,667   $      67   $   2,933    $   1,815    $   4,815

Net loss                              --           --           --          --          --       (7,548)      (7,548)
                               ---------    ---------    ---------   ---------   ---------    ---------    ---------

Balance at December 31,
   1994                               --           --        6,667          67       2,933       (5,733)      (2,733)
Preferred stock dividend              90      175,365           --          --      (2,933)    (172,432)          --
Grant of stock options                --           --           --          --      25,998           --       25,998
Redemption of preferred
   stock                             (32)     (61,478)          --          --          --           --
                                                                                                             (61,478)
Accrual of preferential
   distribution on Class P
   common stock                       --           --           --          --       1,764       (1,764)          --
Redemption of Class P
   common stock                       --           --          640           6      (4,470)          --       (4,464)
Redemption of preferred
   stock options                                   --           --          --      (9,188)          --       (9,188)
Proceeds from exercise of
   preferred stock options            --           --           --          --         130           --          130
Net loss                              --           --           --          --          --      (14,686)     (14,686)
                               ---------    ---------    ---------   ---------   ---------    ---------    ---------

Balance at December 31,
   1995                               58      113,887        7,307          73      14,234     (194,615)     (66,421)



Conversion of preferred
   stock to common stock             (58)    (113,887)       7,593          76     113,811           --           --
Proceeds from initial public
   offering of common stock           --           --       12,500         125     172,676           --      172,801
Net loss                              --           --           --          --          --       (1,781)      (1,781)
                               ---------    ---------    ---------   ---------   ---------    ---------    ---------

Balance at December 31,
   1996                               --    $      --       27,400   $     274   $ 300,721    $(196,396)   $ 104,599
                               =========    =========    =========   =========   =========    =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------





1.  ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

     Organization and Basis of Presentation

         American Pad & Paper Company (formerly Ampad Holding Corporation and referred to hereafter as the "Company") was incorporated on June 2, 1992 as a holding company to acquire all of the outstanding stock of Ampad Corporation ("Ampad"), the surviving entity from the merger between Ampad Acquisition Corporation and Ampad. The Company had no operations through July 31, 1992.

         On October 3, 1995, the Company agreed to acquire in a merger transaction all of the outstanding stock of WR Acquisition, Inc. ("WR"). In a series of transactions, the Company exchanged 100% of the stock of its wholly owned subsidiary, Ampad, for newly issued shares of WR. WR then contributed Ampad to its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., renamed American Pad & Paper Company of Delaware, Inc. (referred to hereafter on a pre-October 31, 1995 basis as "Williamhouse-Regency" and on a post-October 31, 1995 basis as "AP&P Delaware") in exchange for a right to receive $140 million of merger consideration. The Company, principally using bank borrowings by AP&P Delaware aggregating $245 million, funded WR's right to receive the merger consideration and WR in turn repurchased 100% of the WR shares not owned by the Company. The transaction was accounted for as a purchase of the stock of WR by the Company. As a result of the transactions, the Company now owns 100% of WR which in turn owns 100% of AP&P Delaware.

         The financial statements of the Company include the historical accounts and operations of the Company and AP&P Delaware. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of Ampad and of the envelope operations of Williamhouse and Niagara since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated.

     American Pad & Paper Company of Delaware, Inc.

         The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the publicly traded notes. The Company is providing the holders of the Notes with its quarterly and annual consolidated financial statements as well as its periodic reports as filed with the Securities and Exchange Commission. The Company believes that the financial information and debt compliance reporting needs of the holders of the Notes are satisfied by providing such consolidated financial statements.

         There are no material differences between the financial statements of the Company and of AP&P Delaware. The composition of the AP&P Delaware's stockholder's equity at December 31, 1996 consists of 100 shares of common stock, paid in capital of $201,799 and an accumulated deficit of $97,200 and, in total, is equal to the stockholders' equity of the Company.

        Business

         The Company is one of the largest manufacturers and marketers of paper-based office products in North America. The Company operates in one business segment, converting paper into office products and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, machine papers, and other paper-based office products) and Williamhouse (business envelopes and machine papers). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers. Substantially all sales are to customers within the United States.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------

     Pro Forma Information

         The pro forma information included in these financial statements and notes is unaudited.

     Quarterly Financial Information

         The quarterly financial information included in these financial statements is unaudited and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, its results of operations and its cash flows. Operating results for any particular quarter are not necessarily indicative of results for the full fiscal year.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

         The Company considers all highly-liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition

         The Company recognizes revenue upon shipment of the product. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to the Company for replacement or credit. The Company also offers sales volume rebates to customers based on their level of sales activity. The effects of returns and discounts are estimated and recorded at the time of shipment. Volume rebates are estimated and recorded based on sales activity.

     Concentration of Credit Risk

         The Company sells its products into various wholesale and retail channels, primarily for the commercial office products marketplace. Management believes its credit policies are prudent and reflect normal industry terms and business risks. The Company performs periodic credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. An allowance is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------

     Inventories

         Inventories, which consist primarily of paper and converted paper products, are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Costs include material, labor and overhead.

     Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Significant repairs or betterments which extend the useful life of an asset are capitalized and depreciated over the asset's remaining useful life.

     Goodwill and Intangible Assets

         Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Intangible assets represent trade names acquired in the WR acquisition and are amortized using the straight-line method. Trade names in the aggregate gross amount of $31,700 and $6,200 are amortized over 40 years and 15 years, respectively. The Company periodically reviews goodwill and other intangible assets to assess recoverability. Potential impairment is measured based on the expected undiscounted pre-tax and pre-interest cash flows of the operations giving rise to the goodwill and other intangible assets compared to the carrying cost of the related assets including goodwill and other intangible assets. Based upon its most recent analysis, the Company believes that no impairment of goodwill or intangible assets exists at December 31, 1996. Amortization expense was $114 in 1994, $879 in 1995 and $4,488 in 1996.

     Debt Issuance Costs

         Costs associated with debt issuances are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements.

     Income Taxes

         The Company accounts for income taxes following the liability method, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. The Company periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not likely.

     Derivatives

         Premiums paid for interest rate cap agreements are amortized as interest expense over the term of the agreement. Amounts receivable under interest rate cap agreements are recorded as a reduction of interest expense.

     Fair Value of Financial Instruments

         Carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of senior bank debt bearing interest at floating rates approximates fair value. The carrying value at December 31, 1996 of the Notes of $130,000 compares to the Notes' fair value of $153,400 based on quoted market rates, as determined at the end of 1996.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------

     Pro Forma Earnings Per Share

         Given the changes in the Company's capital structure effected in connection with the initial public offering of the Company's common stock, historical earnings per common share amounts are not presented in the consolidated financial statements as they are not considered to be meaningful. Pro forma weighted average shares outstanding reflect conversion of the preferred stock into common stock for the same periods outstanding as the underlying common stock on which the preferred stock was issued and the initial public offering of common stock.

         The pro forma weighted average shares outstanding gives effect to the 8.1192-for-one stock split and has been adjusted to reflect as outstanding, using the treasury stock method at the estimated initial public offering price, all shares issuable upon the exercise of stock options granted subsequent to April 25, 1995 (one year prior to the initial public offering filing date pursuant to the Securities and Exchange Commission's rules).

     Reclassifications

         Certain amounts in the 1994 and 1995 consolidated financial statements, none of which have an effect on net income (loss), have been reclassified to conform with the presentation in the 1996 consolidated financial statements.

3.  ACQUISITIONS

     WR Acquisition, Inc./Williamhouse-Regency

         The Company acquired WR Acquisition, Inc. and its wholly owned subsidiary Williamhouse-Regency of Delaware, Inc. through a merger transaction effective October 31, 1995. The transaction was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The aggregate acquisition cost totaled $147,853 and consisted of cash of $140,000 and direct acquisition costs of $7,853. The acquisition was entirely financed through the Company's bank credit agreement and an off-balance sheet accounts receivable facility. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $39,174; inventories of $49,496; prepaid expenses and other assets of $8,699; net assets held for sale of $39,252; property and equipment of $86,063; identifiable intangible assets of $37,900; deferred income tax liability of $24,340; accounts payable of $17,518; accrued expenses of $40,518; noncurrent liabilities of $2,019 and assumed debt of $152,905. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $124,569. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of AP&P Delaware have been included in the accompanying consolidated financial statements since the date of acquisition. The businesses acquired included the Williamhouse division, a manufacturer of a wide range of mill branded, specialty and commodity envelopes; and the Regency division, which provides custom imprinting services.

         The Regency personalized stationery and invitations division (the "Regency Division") acquired in the acquisition was identified by management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Regency division from the date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Regency Division. On June 27, 1996, the Regency Division was sold for net proceeds of $47,890. The net proceeds from the sale exceeded the carrying amount of the asset held for sale at December 31, 1996 by $1,599. As such, the preliminary purchase price allocation was adjusted resulting in a $959 addition to goodwill. During the six month period ended June 30, 1996, the

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


Regency division had operating income of $2,369 and interest carrying costs of $1,884, which have been excluded from the condensed consolidated statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

     Niagara Envelope Company, Inc.

         Effective June 28, 1996, the Company acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $48,202 and consisted of cash of $45,175 and direct acquisition costs of $3,027. Additionally, the Company paid $5,000 at closing under a one-year consulting services agreement. The Company principally financed the acquisition through proceeds from the sale of the Regency division described above. The aggregate acquisition cost has been allocated to the assets acquired and liabilities assumed as follows: cash of $238, accounts receivable of $10,946, inventories of $11,878, prepaid and other assets of $1,572, management services agreement of $5,000, property and equipment of $26,824, deferred income tax liability of $2,227, accounts payable of $6,064, accrued expenses of $10,464, other noncurrent liabilities of $381 and assumed debt of $3,900. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19,780. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition. In 1996, the Company recorded $2,500 as management fees and services for the amortization of the consulting services agreement.

     Certain costs are expected to be incurred in connection with the Company's separate strategic plans to integrate and consolidate certain plant, administrative and sales functions of Williamhouse and Niagara the closure of Williamhouse's and Niagara's corporate headquarters and the associated net reduction of approximately 250 employees. Such costs, aggregating $23,500, include lease termination expenses, severance and contractual change of control benefits, the liabilities for which were included in the purchase price allocation within accrued expenses. Substantially all such actions are expected to be completed prior to June 30, 1997, except for the consolidation of certain plants which is not expected to be completed until December 31, 1998.

     Globe-Weis

         Effective August 16, 1995, the Company acquired the inventories and certain equipment of the file folder and hanging file folder product lines of Globe-Weis's ("Globe") office products division from Globe's parent. For financial reporting purposes, this acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $19,958 and consisted of cash and seller issued notes of $17,869 and direct acquisition and financing costs of $2,089. The Company principally financed the acquisition through its financing arrangement with a commercial lender and notes issued to the seller. The allocation of the aggregate acquisition costs was as follows: inventories of $11,546, equipment of $6,747, and debt issuance costs of $1,665. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

     SCM Office Supplies

         Effective July 5, 1994, the Company acquired the assets and assumed certain liabilities of SCM Office Supplies, Inc. For financial reporting purposes, this acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated among the net assets acquired based on the fair market value of such net assets. The aggregate acquisition cost totaled $14,372 and consisted of cash of $12,880 and direct acquisition and financing costs of $1,492. The company principally financed the acquisition through its financing arrangement with a commercial lender. The allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed was as follows:

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


accounts receivable of $7,922, inventories of $6,857, prepaid expenses and other assets of $16, debt issuance costs of $628, property and equipment of $5,441, net deferred income tax assets of $1,553, accounts payable of $4,235, and accrued liabilities of $6,333. The aggregate acquisition cost exceeded fair market value of the net assets acquired by approximately $2,523. Accordingly, goodwill was recorded and is being amortized over 20 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

     Pro Forma Results of Operations

         The following summary presents the results of operations for the years ended December 31, 1995 and 1996 on a pro forma basis, as if the Niagara, WR and Globe acquisitions had occurred as of January 1, 1995 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                                             Year ended December 31,
                                                           ----------------------------
                                                               1995             1996
                                                           -----------      -----------
Net sales                                                  $   617,869      $   638,389
                                                           ===========      ===========

Income before income taxes                                 $     5,758      $    38,180
                                                           ===========      ===========

Net income                                                 $     3,678      $    21,686
                                                           ===========      ===========

Net income per share                                       $     0.12       $      0.73
                                                           ==========       ===========

         The following summary presents the results of operations shown above adjusted for the Company's initial public offering, and for the repayment of $70,000 in Notes and for the new bank credit agreement.

                                                             Year ended December 31,
                                                           ----------------------------
                                                               1995             1996
                                                           -----------      -----------
Net sales                                                  $   617,869      $   638,389
                                                           ===========      ===========

Income before income taxes                                 $    34,253      $    51,914
                                                           ===========      ===========

Net income                                                 $    21,482      $    29,903
                                                           ===========      ===========

Net income per share                                       $     0.73       $      1.01
                                                           ==========       ===========

     Shade/Allied, Inc.

         Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied") for approximately $49,500 in cash financed by the Company's bank credit agreement. This acquisition will be recorded following the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets and liabilities at their fair market values. The excess of the purchase price over the fair market value of the net assets acquired will be allocated to goodwill and amortized on a straight-line basis over 40 years. The Company preliminarily expects that the purchase price will be allocated as follows: trade accounts receivable of $4,584, inventories of $5,941,

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


other current assets of $929, property, plant and equipment of $10,685, current liabilities of $13,877, long-term liabilities of $3,323 and goodwill of $44,561.

         The following summary presents the results of operations for the year ended December 31, 1996, on a pro forma unaudited basis, as if the Shade/Allied and Niagara acquisitions had occurred as of January 1, 1996 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The pro forma results are for illustrative purposes only and do not purport to be indicative of actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of the results which may occur in the future.

Net sales                                        $730,801
                                                 ========

Income before income taxes                       $ 41,257
                                                 ========

Net income                                       $ 23,434
                                                 ========

Net income per share                             $   0.79
                                                 ========

4. ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:


                                                              December 31,
                                                         ----------------------
                                                           1995          1996
                                                         --------      --------
Accounts receivable--trade                               $ 29,981      $ 56,431
Accounts receivable--other                                  2,013         2,839
Less allowance for doubtful accounts and
  reserves for customer deductions, returns
  and cash discounts                                       (2,511)       (2,216)
                                                         --------      --------
                                                         $ 29,483      $ 57,054
                                                         ========      ========

The Company originally sold an undivided ownership interest in a revolving pool of trade accounts receivable for $45,000 in October 1995. On May 24, 1996, the Company entered into a new $60,000 accounts receivable facility with similar terms. At December 31, 1996, $54,000 of accounts receivable were sold under this facility. The accompanying balance sheets exclude the sold accounts receivable. The full amount of the allowance for doubtful accounts has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold through the recourse provision of the receivable sale agreement. Under the agreement, the maximum amount of the purchaser's investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

         The total cost of the program was $423 in 1995 and $1,823 in 1996 and is included in general and administrative expenses in the consolidated statement of operations. The agreement expires in 2000.

         Bad debt expense for 1994, 1995 and 1996 was immaterial.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


5. INVENTORIES

         Inventories consist of the following:

                                                             December 31,
                                                      --------------------------
                                                         1995            1996
                                                      ---------        ---------
Raw material and semi-finished goods                  $  36,129        $  41,505
Work in process                                           7,114            4,695
Finished goods                                           60,266           58,607
                                                      ---------        ---------
                                                        103,509          104,807
LIFO reserve                                            (10,448)             860
                                                      ---------        ---------
                                                      $  93,061        $ 105,667
                                                      =========        =========

         In connection with the WR and Niagara acquisitions, total inventories for financial accounting purposes were written up by $15,825 to fair market value including reversal of $7,339 related to historical LIFO reserves. Since the Company is on the LIFO method of accounting, such write-up formed the historical base year cost for the acquired inventories and will not impact the statement of operations unless a decrement of base inventory quantities occurs. There were no liquidations of LIFO inventories in 1994. liquidation of LIFO layers in 1995 and 1996 was not material.


6. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                   Estimated        December 31,
                               useful lives in -------------------
                                     years         1995     1996
                               --------------- --------   --------
Land                                           $  4,949   $  6,749
Buildings                              40        22,997     30,532
Machinery and equipment              10-12       71,094     96,790
Office furniture and fixtures         3-5         5,747      8,263
Construction in progress                          6,560      5,060
                                               --------   --------
                                                111,347    147,394
Less accumulated depreciation and
     amortization                                 4,579     14,304
                                               --------   --------
                                               $106,768   $133,090
                                               ========   ========

         In connection with the WR and Niagara acquisitions, acquired property, plant and equipment was appraised at $39,016 in excess of (less than) historical book value including $1,298, $(541) and $32,903 allocated to land, buildings and machinery and equipment in 1995, respectively, and $(1,328) and $6,684 allocated to buildings and machinery and equipment in 1996, respectively.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------



7. GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets consist of the following:

                                                                December 31,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
Goodwill                                                  $121,176      $146,006
Intangible assets, principally tradenames                   37,900        38,169
Debt issuance costs                                         33,775        18,369
                                                          --------      --------
                                                           192,851       202,544
Less accumulated amortization                                1,839        10,177
                                                          --------      --------
                                                          $191,012      $192,367
                                                          ========      ========

8. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                December 31,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
Acquisition integration costs                            $17,567         $12,695
Sales volume discounts                                    11,414          20,184
Salaries and wages                                         6,682           8,738
Interest                                                   3,748           4,171
Other                                                      5,424           9,253
                                                         -------         -------
                                                         $44,835         $55,041
                                                         =======         =======

9. BORROWINGS

         Long-term debt of the Company, which was incurred entirely by AP&P Delaware, consists of the following:

                                                                December 31,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
Senior bank debt                                         $219,843       $129,000
13% Senior Subordinated Notes due 2005                    200,000        130,000
WR seller notes repaid in January 1996                     25,157           --
Industrial revenue bonds                                    8,049         10,140
Capitalized lease obligations                               2,579          2,843
                                                         --------       --------
                                                          455,628        271,983
Less current portion                                       11,834          2,171
                                                         --------       --------
                                                         $443,794       $269,812
                                                         ========       ========


         Future maturities of long-term debt at December 31, 1996 are $1,561 in 1998, $1,046 in 1999, $1,057 in 2000, $130,016 in 2001 and $136,132
thereafter.

     Senior Bank Debt

         Contemporaneously with the Company's initial public offering of common stock, the Company refinanced and retired all remaining indebtedness under the old bank credit agreement and entered into a new bank credit agreement. The new bank credit agreement is a revolving credit facility with a maximum availability of $300,000 with the following principal terms: Loans are made directly to AP&P Delaware

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


and are guaranteed by the Company and each of its subsidiaries, other than Notepad. Loans made under the new bank credit agreement bear interest at a rate per annum, equal to, at the Company's option, the base rate, plus an applicable margin, or a Eurodollar rate plus an applicable margin, as such terms are defined in the agreement. The applicable margin for base rate loans varies from 0% to .75% and the applicable margin for Eurodollar rate loans varies from .75% to 1.75%, each based on the Company's leverage ratio and the type of loan. Availability under the new bank credit agreement is subject to an unused commitment fee which is a percentage of the unutilized revolving loan commitment. The percentage varies from .3% to .5% based on the Company's leverage ratio.

         Availability under the new bank credit agreement is reduced to the extent of the net proceeds of sales of assets by the Company, the net proceeds of an issuance of debt by the Company or 50% of the net proceeds of an issuance of equity by the Company. Availability will be reduced by $50,000 in 1999 and $50,000 in 2000. The new bank credit agreement terminates in 2001. The Company is permitted to make acquisitions under the new bank credit agreement up to $25,000 per acquisition without the consent of the participating banks and up to $50,000 per acquisition if, on a pro forma basis giving effect to such acquisition, the Company's leverage ratio is less than 3.0 to 1.0.

         The new bank credit agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (earnings before interest, taxes, depreciation, amortization and noncash charges, as defined in the agreement), minimum interest coverage and maximum leverage ratio. The agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, and other matters customarily restricted in such agreements. The new bank credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA, judgment defaults, failure of any guaranty or security agreement supporting the bank credit agreement to be in full force and effect, and change of control.

         The new bank credit agreement requires the Company to continue its interest rate cap covering a portion of the outstanding balance under the agreement. In January 1996, the Company entered into a four-year agreement that entitles the Company to receive from the counterparty on a quarterly basis the amount, if any, by which LIBOR exceeds 6.5% for the first two years of the agreement and 7.5% for the last two years on a notional principal amount of $100,000. The counterparty to this agreement is a large financial institution.

         The new bank credit agreement is guaranteed by the Company and all its subsidiaries, except for Notepad, and is secured by substantially all assets of AP&P Delaware and a pledge of all capital stock of AP&P Delaware and its subsidiaries.

     Senior Subordinated Notes

         AP&P Delaware issued $200,000 of 13% Senior Subordinated Notes ("Notes") through a private placement in December 1995. In June 1996, AP&P Delaware completed an exchange of the privately-held notes for publicly-held notes with substantially identical terms. The Notes are unsecured and subordinated to all senior bank debt. Interest is payable semi-annually on May 15 and November 15. The Notes are redeemable on and after November 15, 2000, at AP&P Delaware's option, at redemption prices ranging from 106.5% of the face value of the notes in 2000 to 100% of the face value of the notes in 2003 or thereafter. Additionally, at any time on or prior to November 15, 1998, Delaware may, at its option, use the proceeds of public equity offerings of the Company or AP&P Delaware to redeem up to 35% of the Notes at redemption prices ranging from 111% to 113% of the face value of the Notes. Subsequent to the Company's initial public offering of common stock in July 1996, AP&P Delaware repaid $70,000 of the Notes.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


         The Notes are fully and unconditionally guaranteed by all subsidiaries of AP&P Delaware, except for Notepad, on a joint and several and senior subordinated basis, however, no guarantee from the Company exists. At December 31, 1996 there were no guarantor subsidiaries. The Notes contain restrictive covenants which, among other things, limit dividends, repurchase of capital stock and investments, incurrence of additional indebtedness, transactions with affiliates and other matters customarily restricted in such agreements.

         On December 1, 1995, $200,000 of proceeds were received from the Notes were used to repurchase $100,000 of publicly-held notes of Williamhouse-Regency assumed in the WR Acquisition and redeem preferred stock, preferred stock equivalents, and Class P common stock in the aggregate amount of $75,000.

     Other

         WR seller notes in the amount of $25,157 outstanding at December 31, 1995, were repaid in January 1996 from the proceeds of the remaining borrowings issuable under a term loan from the old bank credit agreement. The WR seller notes bore interest at 1% and were classified as long term in the consolidated balance sheet at December 31, 1995 since such debt was refinanced with long-term debt.

         At December 31, 1996, the Company had outstanding various industrial revenue bonds in the aggregate amount of $10,140. The industrial revenue bonds bear interest at rates ranging from 2.65% to 5.25%. Aggregate annual principal payments ranging from $300 to $700 are due through 2010. Payment of principal and interest on the industrial revenue bonds are guaranteed by the Company. The industrial revenue bonds are secured by letters of credit.

         At December 31, 1995 and 1996, letters of credit in the aggregate amount of $15,800 and $15,826, respectively, were outstanding.

         The Company incurred fees related to the financing transactions of approximately $33,200 and $8,620 in 1995 and 1996, respectively, which have been deferred and are being amortized using the effective interest method over the respective lives of the agreements.

         An extraordinary after-tax loss on extinguishment of debt of $19,995 ($33,004 pre-tax) is reflected in the consolidated statement of operations for the year ended December 31, 1996 as a result of $7,700 of prepayment penalties associated with the repayment of $70,000 of Notes and the write off of $25,304 of unamortized deferred financing costs in connection with such Notes and with the Company's old bank credit agreement. An extraordinary after-tax loss on extinguishment of debt of $9,652 ($16,086 pretax) is reflected in the consolidated statement of operations for the year ended December 31, 1995 as a result of $10,812 of prepayment penalties associated with the repurchase of Williamhouse-Regency's $100,000 of notes and Ampad's bank debt and the write-off of $5,274 of unamortized deferred financing costs in connection with Williamhouse-Regency's notes redemption and Ampad's debt refinancings.

10. STOCKHOLDERS' EQUITY, STOCK OPTIONS AND NONRECURRING COMPENSATION CHARGE

         Effective July 2, 1996, the Company sold 12,500 shares of common stock in an initial public offering. The net proceeds to the Company from the offering, which were received on July 8, 1996, amounted to $172,801 after deducting underwriting discounts, legal and accounting fees, registration and travel expenses. The Company used proceeds from the initial public offering and working capital to: (i) repay $95,800 on the indebtedness incurred under the old bank credit agreement, (ii) redeem $70,000 principal amount of the 13% Notes from the holders thereof on a pro rata basis, and (iii) pay $7,700 in redemption premium on such Notes.

         Prior to the completion of the initial public offering, the Company's shareholders approved an 8.1192-for-one stock split for all of the then outstanding common stock shares and common stock options.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


Concurrently with the stock split, all of the outstanding preferred stock and preferred stock options were converted into shares of common stock and common stock options, respectively, using a conversion price determined by dividing the preferred stock liquidation value of $1,948.50 per share by the initial public offering price per share of $15. All common stock share amounts have been restated to reflect the stock split.

         The preferred stock has no dividend rights and, except as required by law, is nonvoting. As of December 31, 1995, after giving effect to satisfaction of its preferred redemption values, the Company's Class P common stock was also converted on a share-for-share basis into common stock.

         At January 1, 1995, options for 1,026 shares of common stock had been issued to certain members of the Company's management under the 1992 Key Employee Stock Option Plan (the "1992 Plan") in two separate tranches--"Core" stock options for 758 shares and "Performance" stock options for 268 shares. The exercise price of all options equaled or exceeded the fair market value at date of grant. In connection with the WR acquisition effective October 31, 1995, the Company's equity was recapitalized via a stock dividend of one share of preferred stock for every ten shares of common stock and Class P common stock and options to purchase common stock. Concurrently, preferred stock options were granted to holders of common stock options and the respective exercise prices were adjusted to maintain option holders' pro rata economic interests pursuant to antidilution provisions included in the existing stock option plans.

         The issuance of the preferred stock options was considered additional consideration to restore the option holders' economic position as a result of the recapitalization, which was directly related to the WR acquisition. Receipt of such consideration resulted in a nonrecurring, noncash compensation charge equal to the excess of fair market value over the exercise price of the preferred stock options of $24,265 with a corresponding credit being recorded to additional paid-in capital. The adjustment to the underlying common stock option's prices did not result in additional compensation expense in accordance with generally accepted accounting principles.

         Additionally, options for 66 shares of common stock and 105 shares of preferred stock were granted to certain members of management in December 1995. The exercise prices of $0.007 per common share and $.028 per preferred share were below the fair market value of the respective classes of stock at date of grant, resulting in a noncash compensation charge equal to the aggregate excess of fair market value over the exercise price, or $1,733, with a corresponding credit being recorded to additional paid-in capital.

         The Company awarded additional compensation to executives and nonexecutives of $1,634 in 1995 in recognition of the significant transactions consummated during the year. The Company does not expect this additional compensation to be awarded in future years.

STOCK OPTIONS

         1992 Key Employees Stock Option Plan. On July 31, 1992, the Board of Directors of the Company adopted the Ampad Holding Corporation 1992 Key Employees Stock Option Plan, which authorizes grants of stock options and the sale of common stock to current or future employees, directors, consultants or advisers of the Company or its subsidiaries. During 1992, 1994 and 1995, the Company granted options to purchase 2,839 shares of common stock to three of its officers, who were also stockholders, at weighted average purchase prices ranging from $.007 to $1.65 per share. Currently, all options granted pursuant to the 1992 Stock Plan are exercisable and expire 15 months after the termination of the option holder's employment with the Company or any of its subsidiaries. On June 22, 1996 the 1992 Stock Plan was terminated by the Board of Directors.

         1996 Stock Plan. On June 22, 1996, the Company adopted the 1996 Key Employees Stock Incentive Plan. The 1996 Stock Plan provides for the granting to employees and other key individuals who perform services for the Company the following types of incentive awards: options to purchase common stock, stock

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------

appreciation rights with respect to the common stock, restricted shares of common stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1996 Stock Plan. The 1996 Stock Plan affords the Company flexibility in tailoring incentive compensation to support corporate and business objectives, and to anticipate and respond to changing business environments and competitive compensation practices.

         An aggregate of 1,500 shares of common stock of the Company have been reserved for issuance under the 1996 Stock Plan. Except for any other adjustments made by the Board of Directors relating to a stock split or certain other changes in the number of shares of common stock, or to reflect extraordinary corporate transactions, further increases in the number of shares authorized for issuance under the 1996 Stock Plan must be approved by the stockholders of the Company. Stock options granted during 1996 under the Stock Plan generally have a maximum term of ten years and vest over four years. The Company granted options to purchase 742 shares of common stock at a weighted average purchase price of $15 per share.

         Non-Employee Director Plan. On June 22, 1996, the Company adopted the Non-Employee Director Stock Option Plan. Pursuant to the Non-Employee Director Plan, each director (other than directors who are employees of the Company) will receive a one-time option grant to purchase 25 shares of common stock upon effectiveness of the Non-Employee Director Plan or, for new directors, upon initial election or appointment to the Board. In addition, each director will receive an annual grant of options to purchase two thousand shares of common stock beginning on the latter of the date of such director's fourth anniversary of being elected to the Board or four years from the initial public offering date. The initial one-time grants will vest over three years with 50% vesting in the first year and 25% in the remaining two years. The annual grants will vest in three equal installments. The exercise price for all options granted under the Non-Employee Director plan will be at fair market value as of the time of such grant. Options granted under the non-Employee Director plan will generally terminate ten years after the date such options become exercisable. An aggregate of 350 shares of common stock have been reserved for issuance under the non-Employee Director Plan. During 1996, the Company granted options to purchase 125 shares of common stock to the Company's non-employee directors at a weighted average purchase price of $17.38 per share.

         Stock Purchase Plan. On June 22, 1996, the Company adopted the Management Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is designed to provide equity incentives to selected members of the Company's management, including employee Directors and executive officers. The eligible participants will be selected by the Compensation Committee upon the recommendation of the Company's Chief Executive Officer. Under the Purchase Plan, eligible participants will be able to elect to purchase shares of common stock in lieu of up to 25% of their annual incentive bonuses. The common stock will be sold under the Purchase Plan at a 25% discount from the fair market value on the date of purchase. An aggregate of 250 shares of common stock have been reserved and 36 shares were issued in February 1997.

         For the three years ended December 31, 1996, stock option activity is as follows:

                                           Shares Subject     Average Exercise  Average Fair
                                              to Option            Price           Price
                                           --------------     ----------------  ------------
Balance, January 1, 1994                          903           $     0.070      $     0.070
Stock options granted                             123           $     0.440      $     0.440
                                              -------
Balance, December 31, 1994                      1,026           $     0.114      $     1.735
Stock options granted                           1,813           $     0.141      $    15.000
Redemption of preferred stock options            (612)          $     0.028      $    15.000
                                              -------
Balance, December 31, 1995                      2,227           $     0.160      $     9.330
Stock options granted                             867           $    15.343      $    23.848
                                              -------
Balance, December 31, 1996                      3,094           $     4.413      $    13.397
                                              =======

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


     As of December 31, 1996, the following information is presented for stock options outstanding.

                                                     Stock Options
                        ----------------------------------------------------------------------
                                     Outstanding                            Exercisable
                        -------------------------------------       --------------------------
  Exercise Price                    Average   Average Exercise                Average Exercise
   Range                Shares       Life           Price           Shares          Price
---------------         ------      -------   ----------------      ------    ----------------
$.0072 to $1.65          2,227        5.5        $    0.13          2,227          $   0.13
$            15            742        9.6        $   15.00             --                --
$15 to $21.375             125        9.7        $   17.38             --                --

         The average life is the average contractual life of the outstanding options in years.

         In 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123").

         On a pro forma basis, if the Company had recorded compensation expense in 1996 for the stock options granted in accordance with the accounting provisions of SFAS No. 123, the pro forma net income before extraordinary item would have been $17,820 and the pro forma net income per share before extraordinary item would have been $.60. There would have been no pro forma effect in 1995 as the Company recorded a compensation charge based on the fair value of the stock options granted.

         The significant assumptions used to estimate the fair value of the stock options granted in 1996 include a risk free rate of return ranging from 6.5% to 6.75%, an expected option life of 10 years, an expected volatility of 27% and no expected dividend payments.

11. PENSION PLAN AND 401(K) PLAN

         The Company is a sponsor of two qualified defined benefit pension plans and a supplemental non- qualified benefit pension plan which were assumed as part of its acquisitions. The Company's liabilities under such plans are included in other liabilities in the consolidated balance sheet.

         The Company maintains retirement plans (401(k) plan) for the benefit of all employees who meet minimum age and service requirements. Company contributions to the plans may be made at the discretion of the board of directors. Contributions to the plans were approximately $557, $568, $1,239 for the years ended December 31, 1994, 1995 and 1996, respectively.

12. INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                               Year ended December 31,
                                                     ----------------------------------------------
                                                       1994               1995               1996
                                                     --------           --------           --------
Current
     Federal                                         $     --           $     --           $     --
     State                                                 --                169                491
                                                     --------           --------           --------
                                                           --                169                491
Deferred provision (benefit)                             (488)            (6,707)            13,361
                                                     --------           --------           --------
Provision (benefit) for income taxes before
        extraordinary item                               (488)            (6,538)            13,852
Deferred benefit relating to
        extraordinary item                                 --             (6,434)           (13,009)
                                                     --------           --------           --------
Provision (benefit) for income taxes                 $   (488)          $(12,972)          $    843
                                                     ========           ========           ========

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


     A reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate is as follows:

                                                     Year ended December 31,
                                              ------------------------------------
                                              1994            1995            1996
                                              ----            ----            ----
Federal income tax rate                       (35.0)%         (35.0)%         35.0%
Adjustment to valuation allowance             14.7            (15.3)            --
Change in enacted rates                         .4              --              --
Effect of acquisition                         19.3              --              --
Goodwill and intangible amortization            --              .2             3.3
State taxes, net                              (5.2)           (5.0)            4.9
Other, net                                     (.3)           (1.4)             --
                                              ----            ----            ----
Effective tax rate                            (6.1)%          (56.5)%         43.2%
                                              ====            ====            ====

         For the year ended December 31, 1996, the Company's statutory income tax benefit rate of 35.0% differed from the Company's effective income tax rate, including extraordinary item, of 89.8% due to the following reasons: goodwill and intangible asset amortization accounted for 113.6%; other nondeductible expenses accounted for 11.8%; state income taxes accounted for (5.0)% and other items accounted for 4.4%. For the year ended December 31, 1995, the Company's statutory income tax benefit rate of 35.0% differed from the Company's effective income tax benefit rate, including extraordinary item, of 46.9% due to the following reasons: state income taxes accounted for (5.0)%; release of a deferred tax asset valuation allowance accounted for (6.4)% and other items accounted for (0.5)%

         Temporary tax differences affected and categorized by financial statement line item are as follows:



                                                            December 31,
                                                    ---------------------------
                                                      1995               1996
                                                    --------           --------
Current deferred tax assets (liabilities):
Accrued expenses                                    $ 10,523           $  9,066
Accounts receivable and allowances                       900                361
Inventory valuation                                   (7,608)            (7,763)
Net operating losses and tax credits                  11,194              9,090
                                                    --------           --------
Current deferred tax asset, net                     $ 15,009           $ 10,754
                                                    ========           ========

                                                                          December 31,
                                                                  ---------------------------
                                                                    1995               1996
                                                                  --------           --------
Noncurrent deferred tax assets (liabilities):
Tradenames and intangibles                                        $(15,009)          $(14,609)
Property and equipment, net                                        (21,291)           (24,405)
Noncash compensation expense credited to paid-in-capital             6,776              6,776
Other accrued liabilities                                              254              1,257
State income tax effect and other, net                                (800)                --
                                                                  --------           --------
Noncurrent deferred tax liability, net                            $(30,070)          $(30,981)
                                                                  ========           ========

         The effect on the income tax provision related to the valuation allowance was a benefit of $1,769 for the year ended December 31, 1995. Deferred tax assets valuation allowances recorded in prior years were reversed in 1995 as a result of management's assessment of future realizability of deferred tax assets. For the year ended December 31, 1994, the effect on the income tax provision related to the valuation allowance was a charge of $1,180. No benefit was recognized in 1994 for operating losses carried forward.

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


         At December 31, 1996, the Company had net operating losses available to reduce future taxable income of approximately $19,319. These net operating losses expire in the years 2007 through 2011. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. In addition, the Company has approximately $1,363 of alternative minimum tax credit carried forward. The acquisition of WR resulted in a change in control of WR. Consequently the utilization of these credits in future periods are subject to limitation.

12. COMMITMENTS AND CONTINGENCIES

     Commitments

         The Company is obligated under noncancelable operating leases for office space and machinery and equipment which expire at various times through 1997. Annual minimum lease commitments under these leases amount to $3,206 in 1997, $1,989 in 1998, $1,347 in 1999, $1,011 in 2000, $622 in 2001 and $1,386
thereafter for an aggregate of $9,561.

         Total rent expense was approximately $853, $1,888, $3,551 for 1994, 1995 and 1996 respectively.

     Litigation

         There are various outstanding claims against the Company arising in the normal course of business. The Company believes that the claims are without merit and that any losses which might ultimately be sustained by the Company would not be material to the financial position, results of operations, or cash flows of the Company.

     Environmental Matters

         The Company is subject to federal, state, and local environmental and occupational health and safety laws and regulations. Such laws and regulations impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company has made and will continue to make capital and other expenditures to comply with such requirements.

         The Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at five waste disposal sites. The Company settled its liability at four of these sites as a de minimis party. The Company expects to be eligible for a de minimis settlement at the remaining site.

13. RELATED PARTY TRANSACTIONS

         For the years ended December 31, 1994, 1995 and 1996, the Company incurred $575, $542 and $1,380, respectively, for management and directors' fees and out of pocket expenses to the principal shareholders (Bain Capital). Unpaid fees of $500 are included in accrued expenses in the consolidated balance sheets at December 31, 1996. There were no unpaid fees at December 31, 1995. In June 1996 the Company revised its management services agreement with Bain Capital, pursuant to which, for four years, the Company will pay Bain Capital an aggregate annual fee of no less than $2,250 plus a fee of 1% for completed acquisition transactions.

         In 1996, the Company paid Bain Capital $3,000 in fees in connection with the new bank credit agreement, which were included in debt issuance costs paid, $550 and $750, respectively, in fees in connection with the acquisition of Niagara and Shade/Allied, which were included as part of the purchase price, and $2,091 in connection with the Company's initial public offering of common stock. In 1995, the

AMERICAN PAD & PAPER COMPANY
NOTES TO FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------


Company paid $7,000 to Bain Capital for services relating to the WR acquisition and the related financing of the transaction. Of this amount, $4,300 was included in deferred financing fees and $2,700 was a direct acquisition expense allocated to the net assets acquired. The Company also paid $450 to Bain Capital relating to the Globe-Weis acquisition which was included in deferred financing fees. The Company paid Bain Capital $225 for services related to the SCM acquisition and the related financing of the transaction.

         At December 31, 1995, the Company had an outstanding note receivable for $112 from its chairman which was repaid in June 1996. At December 31, 1996, the Company had an outstanding note receivable of $324 from its executive vice president which is due in 1998, of which $53 was repaid in February 1997.

14. OTHER INFORMATION

         Substantially all of the Company's operations are conducted within the United States.

         Two customers accounted for 27% and one customer accounted for 11% of the Company's total net sales for the year ended December 31, 1995 and 1996, respectively.

15. QUARTERLY RESULTS OF OPERATIONS

         The Company's historical unaudited quarterly results of operations for each of the years ended December 31, 1995 and 1996 are summarized as follows:

                                                             1995 - Quarter Ended
                                      ---------------------------------------------------------------
                                      March 31           June 30       September 30       December 31
                                      --------           -------       ------------       -----------
Net sales                            $  47,450          $  44,772        $  53,787          $ 111,151
Gross profit                             5,296              7,924           10,258             24,049
Net income (loss) before
extraordinary item                         589              1,875            4,850            (12,348)
Net income (loss)                          589              1,875            4,850            (22,000)
Net income (loss) per share
before extraordinary item            $    0.02          $    0.06        $    0.16          $   (0.42)
Net income (loss) per share               0.02               0.06             0.16              (0.74)

                                                              1996 - Quarter Ended
                                      ---------------------------------------------------------------
                                      March 31           June 30       September 30       December 31
                                      --------           -------       ------------       -----------
Net sales                            $ 120,108          $ 114,099         $ 173,606         $ 176,046
Gross profit                            23,528             24,931            36,037            40,914
Net income (loss) before
extraordinary item                         133                691             6,925            10,465
Net income (loss)                          133               (609)          (11,770)           10,465
Net income (loss) per share
before extraordinary  item           $      --          $    0.02         $    0.24         $    0.36
Net income (loss) per share                 --              (0.02)            (0.40)             0.36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of American Pad & Paper Company of Delaware, Inc.
 (a wholly owned subsidiary of American Pad & Paper Company)

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 38 present fairly, in all material respects, the financial position of American Pad & Paper Company of Delaware, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Dallas, Texas
February 18, 1997

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE
AMOUNTS)
--------------------------------------------------------------------------------

                                                                     DECEMBER 31,
                                                                ----------------------
                           ASSETS                                  1995         1996
                                                                ---------    ---------
Current assets:
  Cash                                                          $  18,341    $   2,290
  Accounts receivable                                              29,483       57,054
  Income taxes receivable from AP&P                                 3,657           --
  Inventories                                                      93,061      105,667
  Prepaid expenses and other current assets                           927        4,739
  Assets held for sale                                             42,578           --
  Deferred income taxes                                            15,009       10,754
                                                                ---------    ---------
         Total current assets                                     203,056      180,504
Property and equipment                                            106,768      133,090
Intangible assets                                                 191,012      192,367
Other                                                               3,520        3,456
                                                                ---------    ---------
         Total assets                                           $ 504,356    $ 509,417
                                                                =========    =========



           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt                            $  11,834    $   2,171
   Accounts payable                                                37,048       44,932
   Accrued expenses                                                44,835       55,041
   Income taxes payable to AP&P                                       494          503
                                                                ---------    ---------
         Total current liabilities                                 94,211      102,647
Long-term debt                                                    443,794      269,812
Deferred income taxes                                              30,070       30,981
Other                                                               2,702        1,378
                                                                ---------    ---------
         Total liabilities                                        570,777      404,818
                                                                ---------    ---------
Commitments and contingencies Stockholder's equity (deficit):
  Common stock, voting, $.01 par value, 1000
    shares authorized; 100 shares issued and outstanding               --           --
  Additional paid-in capital                                       28,998      201,799
  Accumulated deficit                                             (95,419)     (97,200)
                                                                ---------    ---------
         Total stockholder's equity (deficit)                     (66,421)     104,599
                                                                ---------    ---------
         Total liabilities and stockholder's equity (deficit)   $ 504,356    $ 509,417
                                                                =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                    1994         1995        1996
                                                 ---------    ---------    ---------
Net sales                                        $ 127,744    $ 257,160    $ 583,859
Cost of sales                                      120,695      209,633      458,449
                                                 ---------    ---------    ---------

   Gross profit                                      7,049       47,527      125,410
                                                 ---------    ---------    ---------

Operating expenses:
   Selling and marketing                             5,059        6,254       16,964
   General and administrative                        4,981       11,749       30,685
   Management fees and services                        575          542        3,880
   Nonrecurring compensation charge                     --       27,632           --
                                                 ---------    ---------    ---------
                                                    10,615       46,177       51,529
                                                 ---------    ---------    ---------
Income (loss) from operations                       (3,566)       1,350       73,881

Other income (expense):
   Interest                                         (4,560)     (13,657)     (42,968)
   Other income, net                                    90          735        1,153
                                                 ---------    ---------    ---------

Income (loss) before income taxes                   (8,036)     (11,572)      32,066
   and extraordinary item
Provision (benefit) for income taxes                  (488)      (6,538)      13,852
                                                 ---------    ---------    ---------

Income (loss) before extraordinary item             (7,548)      (5,034)      18,214

Extraordinary loss from extinguishment of debt
   (net of income tax benefits of $6,434 and
   $13,009, respectively)                               --       (9,652)     (19,995)
                                                 ---------    ---------    ---------

Net loss                                         $  (7,548)   $ (14,686)   $  (1,781)
                                                 =========    =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANYOF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1994         1995          1996
                                                             ---------    ---------    ---------
Cash flows from operating activities:
     Net loss                                                $  (7,548)   $ (14,686)   $  (1,781)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                              828        3,369        9,765
         Amortization of goodwill and intangible
            assets                                                 114          879        4,488
         Noncash portion of nonrecurring
            compensation charge                                     --       25,998           --
         Extraordinary loss on extinguishment of                    --        9,652       19,995
            debt
         Noncash interest expense and accretion of                 135           --           --
            discount
         Amortization of debt issuance                             696        1,538        3,790
            costs
         Gain on sale of assets                                    (83)        (140)         (94)
         Changes in assets and liabilities, net of effects
            of acquisitions:
                  Accounts receivable                            2,445      (22,025)     (25,625)
                  Income taxes receivable from AP&P                 --          101        3,657
                  Inventories                                    1,655        2,256       (2,030)
                  Prepaid expenses and other                      (302)         905        1,721
                  Deferred tax asset, net                         (488)     (13,141)      13,361
                  Accounts payable                               3,433        4,979        1,819
                  Accrued expenses                              (2,782)       4,877       (4,294)
                  Other assets and liabilities                      11          147       (1,556)
                                                             ---------    ---------    ---------
         Net cash provided by (used in) operating
            activities                                          (1,886)       4,709       23,216
                                                             ---------    ---------    ---------


Cash flows from investing activities:
     Purchase of stock and net assets of businesses,
         including acquisition costs                           (13,744)    (129,701)     (52,964)
     Purchases of property and equipment                          (942)      (3,919)     (14,609)
     Proceeds from sale of assets                                   83          140        2,056
     Net cash generated from assets held for sale                   --        2,213       49,277
                                                             ---------    ---------    ---------
         Net cash used in investing activities                 (14,603)    (131,267)     (16,240)
                                                             ---------    ---------    ---------


                            (continued on next page)

       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
(IN THOUSANDS)
--------------------------------------------------------------------------------



                                                               YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           1994         1995         1996
                                                         ---------    ---------    ---------
Cash flows from financing activities:
     Net borrowings (repayments) under line of credit        7,057      (22,767)          --
     Proceeds from long-term debt                           11,252      430,052      192,773
     Repayment of long-term debt                            (1,192)    (186,546)    (380,317)
     Redemption premiums and penalties included in
         extraordinary loss                                     --      (10,812)      (7,700)
     Debt issuance costs                                      (628)     (35,032)      (9,584)
     Proceeds from old accounts receivable facility             --       45,000           --
     Repayment of old accounts receivable facility              --           --      (45,000)
     Net proceeds from net new accounts
         receivable facility                                    --           --       54,000
     Capital contribution by (distribution to) AP&P             --      (75,000)     172,801
                                                         ---------    ---------    ---------
         Net cash provided by (used in) financing
            activities                                      16,489      144,895      (23,027)
                                                         ---------    ---------    ---------

Net increase (decrease) in cash                                 --       18,337      (16,051)

Cash, beginning of year                                          4            4       18,341
                                                         ---------    ---------    ---------

Cash, end of year                                        $       4    $  18,341    $   2,290
                                                         =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                        $   3,575    $   9,127    $  38,785
                                                         =========    =========    =========
         Income taxes                                    $      29    $      99    $     470
                                                         =========    =========    =========
Supplemental disclosure of noncash investing activity:
     Notes payable issued in consideration of purchase
         price                                           $      --    $  36,115    $      --
                                                         =========    =========    =========
     Notes payable issued to purchase equipment          $      --    $   1,721    $     500
                                                         =========    =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
CONSOLIDATED STATEMENTS OF CHANGES
  IN STOCKHOLDER'S EQUITY (DEFICIT)
(IN THOUSANDS)
-------------------------------------------------------------------------------



                                                       RETAINED
                                 COMMON                 EARNINGS
                                 STOCK      PAID-IN  (ACCUMULATED
                                 AMOUNT     CAPITAL     DEFICIT)      TOTAL
                               ---------   --------- ------------   ---------

Balance at December 31, 1993   $      --   $   3,000   $   1,815    $   4,815

Net loss                              --          --      (7,548)      (7,548)
                               ---------   ---------   ---------    ---------

Balance at December 31, 1994          --       3,000      (5,733)      (2,733)
Grant of AP&P stock
options to management                          25,998         --       25,998
Dividend to AP&P                      --          --     (75,000)     (75,000)
Net loss                              --          --     (14,686)     (14,686)
                               ---------   ---------   ---------    ---------

Balance at December 31, 1995          --      28,998     (95,419)     (66,421)


Capital contribution by AP&P          --     172,801          --      172,801

Net loss                              --          --      (1,781)      (1,781)
                               ---------   ---------   ---------    ---------


Balance at December 31, 1996   $      --   $ 201,799   $ (97,200)   $ 104,599
                               =========   =========   =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


1.  ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

     Organization and Basis of Presentation

         American Pad & Paper Company of Delaware, Inc. ("Delaware") is a wholly owned subsidiary of American Pad & Paper Company ("AP&P") (formerly Ampad Holding Corporation). AP&P was incorporated on June 2, 1992 as a holding company to acquire all of the outstanding stock of Ampad Corporation ("Ampad"), the surviving entity from the merger between Ampad Acquisition Corporation and Ampad. AP&P had no operations through July 31, 1992.

         On October 3, 1995, AP&P agreed to acquire in a merger transaction all of the outstanding stock of WR Acquisition, Inc. ("WR"). In a series of transactions, AP&P exchanged 100% of the stock of its wholly owned subsidiary, Ampad, for newly issued shares of WR. WR then contributed Ampad to its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., renamed American Pad & Paper Company of Delaware, Inc. (referred to hereafter on a pre-October 31, 1995 basis as "Williamhouse-Regency" and on a post-October 31, 1995 basis as "Delaware") in exchange for a right to receive $140 million of merger consideration. AP&P, principally using bank borrowings by Delaware aggregating $245 million, funded WR's right to receive the merger consideration and WR in turn repurchased 100% of the WR shares not owned by AP&P. The transaction was accounted for as a purchase of the stock of WR by AP&P. As a result of the transactions, AP&P now owns 100% of WR which in turn owns 100% of AP&P Delaware.

         The financial statements of Delaware include the historical accounts and operations of Delaware and the accounts and operations of Ampad and of the envelope operations of Williamhouse and Niagara since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated.

        American Pad & Paper Company

         AP&P is a holding company whose common stock is publicly traded on the New York Stock Exchange under the symbol "AGP" with no operations other than its investment in Delaware. Except for the preferred and common stock shares of AP&P issued, authorized and outstanding, and the related capital contributions by AP&P and dividends to AP&P, there are no material differences between the financial statements of AP&P and Delaware. AP&P has followed full push-down accounting in the presentation of the consolidated financial statements of Delaware.

        Business

         Delaware is one of the largest manufacturers and marketers of paper-based office products in North America. Delaware operates in one business segment, converting paper into office products and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, machine papers, and other paper-based office products) and Williamhouse (business envelopes and machine papers). Delaware's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers. Substantially all sales are to customers within the United States.

     Pro Forma Information

         The pro forma information included in these financial statements and notes is unaudited.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

         Delaware considers all highly-liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition

         Delaware recognizes revenue upon shipment of the product. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to Delaware for replacement or credit. Delaware also offers sales volume rebates to customers based on their level of sales activity. The effects of returns and discounts are estimated and recorded at the time of shipment. Volume rebates are estimated and recorded based on sales activity.

     Concentration of Credit Risk

         Delaware sells its products into various wholesale and retail channels, primarily for the commercial office products marketplace. Management believes its credit policies are prudent and reflect normal industry terms and business risks. Delaware performs periodic credit evaluations of its customers and does not require collateral. Historically, Delaware has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. An allowance is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold.

     Inventories

         Inventories, which consist primarily of paper and converted paper products, are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Costs include material, labor and overhead.

     Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Significant repairs or betterments which extend the useful life of an asset are capitalized and depreciated over the asset's remaining useful life.

     Goodwill and Intangible Assets

         Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Intangible assets represent trade names acquired in the WR acquisition and are amortized using

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


the straight-line method. Trade names in the aggregate gross amount of $31,700 and $6,200 are amortized over 40 years and 15 years, respectively. Delaware periodically reviews goodwill and other intangible assets to assess recoverability. Potential impairment is measured based on the expected undiscounted pre-tax and pre-interest cash flows of the operations giving rise to the goodwill and other intangible assets compared to the carrying cost of the related assets including goodwill and other intangible assets. Based upon its most recent analysis, Delaware believes that no impairment of goodwill or intangible assets exists at December 31, 1996. Amortization expense was $114 in 1994, $879 in 1995 and $4,488 in 1996.

     Debt Issuance Costs

         Costs associated with debt issuances are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements.

     Income Taxes

         Delaware accounts for income taxes as if it were a separately reporting company for tax purposes. Delaware follows the liability method, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Delaware's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. Delaware periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not likely.

     Derivatives

         Premiums paid for interest rate cap agreements are amortized as interest expense over the term of the agreement. Amounts receivable under interest rate cap agreements are recorded as a reduction of interest expense.

     Fair Value of Financial Instruments

         Carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of senior bank debt bearing interest at floating rates approximates fair value. The carrying value at December 31, 1996 of the Notes of $130,000 compares to the Notes' fair value of $153,400 based on quoted market rates, as determined at the end of 1996.

     Reclassifications

         Certain amounts in the 1994 and 1995 consolidated financial statements, none of which have an effect on net income (loss), have been reclassified to conform with the presentation in the 1996 consolidated financial statements.

     Earnings per share

         Earnings per share are not presented because Delaware's common stock is not publicly traded.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


3.  ACQUISITIONS

     WR Acquisition, Inc./Williamhouse-Regency

         AP&P acquired WR Acquisition, Inc. and its wholly owned subsidiary Williamhouse-Regency of Delaware, Inc. through a merger transaction effective October 31, 1995. The transaction was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The aggregate acquisition cost totaled $147,853 and consisted of cash of $140,000 and direct acquisition costs of $7,853. The acquisition was entirely financed through the Company's bank credit agreement and an off-balance sheet accounts receivable facility. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $39,174; inventories of $49,496; prepaid expenses and other assets of $8,699; net assets held for sale of $39,252; property and equipment of $86,063; identifiable intangible assets of $37,900; deferred income tax liability of $24,340; accounts payable of $17,518; accrued expenses of $40,518; noncurrent liabilities of $2,019 and assumed debt of $152,905. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $124,569. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of Delaware have been included in the accompanying consolidated financial statements since the date of acquisition. The businesses acquired included the Williamhouse division, a manufacturer of a wide range of mill branded, specialty and commodity envelopes; and the Regency division, which provides custom imprinting services.

         The Regency personalized stationery and invitations division (the "Regency Division") acquired in the acquisition was identified by management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Regency division from the date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Regency Division. On June 27, 1996, the Regency Division was sold for net proceeds of $47,890. The net proceeds from the sale exceeded the carrying amount of the asset held for sale at December 31, 1996 by $1,599. As such, the preliminary purchase price allocation was adjusted resulting in a $959 addition to goodwill. During the six month period ended June 30, 1996, the Regency division had operating income of $2,369 and interest carrying costs of $1,884, which have been excluded from the condensed consolidated statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

     Niagara Envelope Company, Inc.

         Effective June 28, 1996, Delaware acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $48,202 and consisted of cash of $45,175 and direct acquisition costs of $3,027. Additionally, Delaware paid $5,000 at closing under a one-year consulting services agreement. Delaware principally financed the acquisition through proceeds from the sale of the Regency division described above. The aggregate acquisition cost has been allocated to the assets acquired and liabilities assumed as follows: cash of $238, accounts receivable of $10,946, inventories of $11,878, prepaid and other assets of $1,572, management services agreement of $5,000, property and equipment of $26,824, deferred income tax liability of $2,227, accounts payable of $6,064, accrued expenses of $10,464, other noncurrent liabilities of $381 and assumed debt of $3,900. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19,780. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition. In 1996, Delaware recorded $2,500 as management fees and services for the amortization of the consulting services agreement.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


         Certain costs are expected to be incurred in connection with Delaware's separate strategic plans to integrate and consolidate certain plant, administrative and sales functions of Williamhouse and Niagara the closure of Williamhouse's and Niagara's corporate headquarters and the associated net reduction of approximately 250 employees. Such costs, aggregating $23,500, include lease termination expenses, severance and contractual change of control benefits, the liabilities for which were included in the purchase price allocation within accrued expenses. Substantially all such actions are expected to be completed prior to June 30, 1997, except for the consolidation of certain plants which is not expected to be completed until December 31, 1998.

     Globe-Weis

         Effective August 16, 1995, Delaware acquired the inventories and certain equipment of the file folder and hanging file folder product lines of Globe-Weis's ("Globe") office products division from Globe's parent. For financial reporting purposes, this acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $19,958 and consisted of cash and seller issued notes of $17,869 and direct acquisition and financing costs of $2,089. Delaware principally financed the acquisition through its financing arrangement with a commercial lender and notes issued to the seller. The allocation of the aggregate acquisition costs was as follows: inventories of $11,546, equipment of $6,747, and debt issuance costs of $1,665. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

     SCM Office Supplies

         Effective July 5, 1994, Delaware acquired the assets and assumed certain liabilities of SCM Office Supplies, Inc. For financial reporting purposes, this acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated among the net assets acquired based on the fair market value of such net assets. The aggregate acquisition cost totaled $14,372 and consisted of cash of $12,880 and direct acquisition and financing costs of $1,492. Delaware principally financed the acquisition through its financing arrangement with a commercial lender. The allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed was as follows: accounts receivable of $7,922, inventories of $6,857, prepaid expenses and other assets of $16, debt issuance costs of $628, property and equipment of $5,441, net deferred income tax assets of $1,553, accounts payable of $4,235, and accrued liabilities of $6,333. The aggregate acquisition cost exceeded fair market value of the net assets acquired by approximately $2,523. Accordingly, goodwill was recorded and is being amortized over 20 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

     Pro Forma Results of Operations

         The following summary presents the results of operations for the years ended December 31, 1995 and 1996 on a pro forma basis, as if the Niagara, WR and Globe acquisitions had occurred as of January 1, 1995 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


                                                        Year ended December 31,
                                                       -------------------------
                                                         1995             1996
                                                       --------         --------
Net sales                                              $617,869         $638,389
                                                       ========         ========

Income before income taxes                             $  5,758         $ 38,180
                                                       ========         ========

Net income                                             $  3,678         $ 21,686
                                                       ========         ========


         The following unaudited pro forma summary presents the results of operations shown above adjusted for the capital contribution by AP&P following AP&P's initial public offering of common stock, Delaware's repayment of $70,000 in Notes and Delaware's new bank credit agreement.

                                                        Year ended December 31,
                                                       -------------------------
                                                         1995             1996
                                                       --------         --------
Net sales                                              $617,869         $638,389
                                                       ========         ========

Income before income taxes                             $ 34,253         $ 51,914
                                                       ========         ========

Net income                                             $ 21,482         $ 29,903
                                                       ========         ========


     Shade/Allied, Inc.

         Effective February 11, 1997, Delaware acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied") for approximately $49,500 in cash financed by Delaware's bank credit agreement. This acquisition will be recorded following the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets and liabilities at their fair market values. The excess of the purchase price over the fair market value of the net assets acquired will be allocated to goodwill and amortized on a straight-line basis over 40 years. Delaware preliminarily expects that the purchase price will be allocated as follows: trade accounts receivable of $4,584, inventories of $5,941, other current assets of $929, property, plant and equipment of $10,685, current liabilities of $13,877, long-term liabilities of $3,323 and goodwill of $44,561.

         The following summary presents the results of operations for the year ended December 31, 1996, on a pro forma unaudited basis, as if the Shade/Allied and Niagara acquisitions had occurred as of January 1, 1996 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The pro forma results are for illustrative purposes only and do not purport to be indicative of actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of the results which may occur in the future.

Net sales                                                               $730,801
                                                                        ========

Income before income taxes                                              $ 41,257
                                                                        ========

Net income                                                              $ 23,434
                                                                        ========

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


4. ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                              December 31,
                                                         ----------------------
                                                           1995          1996
                                                         --------      --------
Accounts receivable--trade                               $ 29,981      $ 56,431
Accounts receivable--other                                  2,013         2,839
Less allowance for doubtful accounts and
  reserves for customer deductions, returns
  and cash discounts                                       (2,511)       (2,216)
                                                         --------      --------
                                                         $ 29,483      $ 57,054
                                                         ========      ========

         Delaware originally sold an undivided ownership interest in a revolving pool of trade accounts receivable for $45,000 in October 1995. On May 24, 1996, Delaware entered into a new $60,000 accounts receivable facility with similar terms. At December 31, 1996, $54,000 of accounts receivable were sold under this facility. The accompanying balance sheets exclude the sold accounts receivable. The full amount of the allowance for doubtful accounts has been retained because Delaware has retained substantially the same risk of credit loss as if the receivables had not been sold through the recourse provision of the receivable sale agreement. Under the agreement, the maximum amount of the purchaser's investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

         The total cost of the program was $423 in 1995 and $1,823 in 1996 and is included in general and administrative expenses in the consolidated statement of operations. The agreement expires in 2000.

         Bad debt expense for 1994, 1995 and 1996 was immaterial.


5. INVENTORIES

         Inventories consist of the following:

                                                             December 31,
                                                      --------------------------
                                                        1995              1996
                                                      ---------        ---------
Raw material and semi-finished goods                  $  36,129        $  41,505
Work in process                                           7,114            4,695
Finished goods                                           60,266           58,607
                                                      ---------        ---------
                                                        103,509          104,807
LIFO reserve                                            (10,448)             860
                                                      ---------        ---------
                                                      $  93,061        $ 105,667
                                                      =========        =========

         In connection with the WR and Niagara acquisitions, total inventories for financial accounting purposes were written up by $15,825 to fair market value including reversal of $7,339 related to historical LIFO reserves. Since Delaware is on the LIFO method of accounting, such write-up formed the historical base year cost for the acquired inventories and will not impact the statement of operations unless a decrement of base inventory quantities occurs. There were no liquidations of LIFO inventories in 1994. Liquidation of LIFO layers in 1995 and 1996 was not material.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


6. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                         Estimated                  December 31,
                                                       useful lives in      ------------------------------
                                                            years               1995              1996
                                                       ---------------      -----------       ------------
Land                                                                        $     4,949       $      6,749
Buildings                                                    40                  22,997             30,532
Machinery and equipment                                     10-12                71,094             96,790
Office furniture and fixtures                                3-5                  5,747              8,263
Construction in progress                                                          6,560              5,060
                                                                            -----------       ------------
                                                                                111,347            147,394
Less accumulated depreciation and   amortization
                                                                                  4,579             14,304
                                                                            -----------       ------------
                                                                            $   106,768       $    133,090
                                                                            ===========       ============

         In connection with the WR and Niagara acquisitions, acquired property, plant and equipment was appraised at $39,016 in excess of (less than) historical book value including $1,298, $(541) and $32,903 allocated to land, buildings and machinery and equipment in 1995, respectively, and $(1,328) and $6,684 allocated to buildings and machinery and equipment in 1996, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets consist of the following:

                                                              December 31,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
Goodwill                                                  $121,176      $146,006
Intangible assets, principally tradenames                   37,900        38,169
Debt issuance costs                                         33,775        18,369
                                                          --------      --------
                                                           192,851       202,544
Less accumulated amortization                                1,839        10,177
                                                          --------      --------
                                                          $191,012      $192,367
                                                          ========      ========

8. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                              December 31,
                                                         -----------------------
                                                          1995            1996
                                                         -------         -------
Acquisition integration costs                            $17,567         $12,695
Sales volume discounts                                    11,414          20,184
Salaries and wages                                         6,682           8,738
Interest                                                   3,748           4,171
Other                                                      5,424           9,253
                                                         -------         -------
                                                         $44,835         $55,041
                                                         =======         =======

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


9. BORROWINGS

         Long-term debt of Delaware, which was incurred entirely by Delaware, consists of the following:

                                                               December 31,
                                                         -----------------------
                                                           1995           1996
                                                         --------       --------
Senior bank debt                                         $219,843       $129,000
13% Senior Subordinated Notes due 2005                    200,000        130,000
WR seller notes repaid in January 1996                     25,157             --
Industrial revenue bonds                                    8,049         10,140
Capitalized lease obligations                               2,579          2,843
                                                         --------       --------
                                                          455,628        271,983
Less current portion                                       11,834          2,171
                                                         --------       --------
                                                         $443,794       $269,812
                                                         ========       ========

         Future maturities of long-term debt at December 31, 1996 are $1,561 in 1998, $1,046 in 1999, $1,057 in 2000, $130,016 in 2001 and $136,132 thereafter.

     Senior Bank Debt

         Contemporaneously with AP&P's initial public offering of common stock, Delaware refinanced and retired all remaining indebtedness under the old bank credit agreement and entered into a new bank credit agreement. The new bank credit agreement is a revolving credit facility with a maximum availability of $300,000 with the following principal terms: Loans are made directly to Delaware and are guaranteed by AP&P and each of its subsidiaries, other than Notepad. Loans made under the new bank credit agreement bear interest at a rate per annum, equal to, at Delaware's option, the base rate, plus an applicable margin, or a Eurodollar rate plus an applicable margin, as such terms are defined in the agreement. The applicable margin for base rate loans varies from 0% to .75% and the applicable margin for Eurodollar rate loans varies from .75% to 1.75%, each based on Delaware's leverage ratio and the type of loan. Availability under the new bank credit agreement is subject to an unused commitment fee which is a percentage of the unutilized revolving loan commitment. The percentage varies from .3% to .5% based on Delaware's leverage ratio.

         Availability under the new bank credit agreement is reduced to the extent of the net proceeds of sales of assets by Delaware, the net proceeds of an issuance of debt by Delaware or 50% of the net proceeds of an issuance of equity by AP&P or Delaware. Availability will be reduced by $50,000 in 1999 and $50,000 in 2000. The new bank credit agreement terminates in 2001. Delaware is permitted to make acquisitions under the new bank credit agreement up to $25,000 per acquisition without the consent of the participating banks and up to $50,000 per acquisition if, on a pro forma basis giving effect to such acquisition, Delaware's leverage ratio is less than 3.0 to 1.0.

         The new bank credit agreement requires Delaware to meet certain financial tests, including minimum levels of EBITDA (earnings before interest, taxes, depreciation, amortization and noncash charges, as defined in the agreement), minimum interest coverage and maximum leverage ratio. The agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, and other matters customarily restricted in such agreements. The new bank credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA, judgment

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


defaults, failure of any guaranty or security agreement supporting the bank credit agreement to be in full force and effect, and change of control.

         The new bank credit agreement requires Delaware to continue its interest rate cap covering a portion of the outstanding balance under the agreement. In January 1996, Delaware entered into a four-year agreement that entitles Delaware to receive from the counterparty on a quarterly basis the amount, if any, by which LIBOR exceeds 6.5% for the first two years of the agreement and 7.5% for the last two years on a notional principal amount of $100,000. The counterparty to this agreement is a large financial institution.

         The new bank credit agreement is guaranteed by AP&P and all its subsidiaries, except for Notepad, and is secured by substantially all assets of Delaware and a pledge of all capital stock of Delaware and its subsidiaries.

     Senior Subordinated Notes

         Delaware issued $200,000 of 13% Senior Subordinated Notes ("Notes") through a private placement in December 1995. In June 1996, Delaware completed an exchange of the privately-held notes for publicly-held notes with substantially identical terms. The Notes are unsecured and subordinated to all senior bank debt. Interest is payable semi-annually on May 15 and November 15. The Notes are redeemable on and after November 15, 2000, at Delaware's option, at redemption prices ranging from 106.5% of the face value of the notes in 2000 to 100% of the face value of the notes in 2003 or thereafter. Additionally, at any time on or prior to November 15, 1998, Delaware may, at its option, use the proceeds of public equity offerings of AP&P or Delaware to redeem up to 35% of the Notes at redemption prices ranging from 111% to 113% of the face value of the Notes. Subsequent to AP&P's initial public offering of common stock in July 1996, Delaware repaid $70,000 of the Notes.

         The Notes are fully and unconditionally guaranteed by all subsidiaries of Delaware, except for Notepad, on a joint and several and senior subordinated basis, however, no guarantee from AP&P exists. At December 31, 1996, there were no guarantor subsidiaries. The Notes contain restrictive covenants which, among other things, limit dividends, repurchase of capital stock and investments, incurrence of additional indebtedness, transactions with affiliates and other matters customarily restricted in such agreements.

         On December 1, 1995, $200,000 of proceeds were received from the Notes were used to repurchase $100,000 of publicly-held notes of Williamhouse-Regency assumed in the WR Acquisition and provide a dividend to AP&P of $75,000.


     Other

         WR seller notes in the amount of $25,157 outstanding at December 31, 1995, were repaid in January 1996 from the proceeds of the remaining borrowings issuable under a term loan from the old bank credit agreement. The WR seller notes bore interest at 1% and were classified as long term in the consolidated balance sheet at December 31, 1995 since such debt was refinanced with long-term debt.

         At December 31, 1996, Delaware had outstanding various industrial revenue bonds in the aggregate amount of $10,140. The industrial revenue bonds bear interest at rates ranging from 2.65% to 5.25%. Aggregate annual principal payments ranging from $300 to $700 are due through 2010. Payment of principal and interest on the industrial revenue bonds are guaranteed by Delaware. The industrial revenue bonds are secured by letters of credit.

         At December 31, 1995 and 1996, letters of credit in the aggregate amount of $15,800 and $15,826, respectively, were outstanding.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


         Delaware incurred fees related to the financing transactions of approximately $33,200 and $8,620 in 1995 and 1996, respectively, which have been deferred and are being amortized using the effective interest method over the respective lives of the agreements.

         An extraordinary after-tax loss on extinguishment of debt of $19,995 ($33,004 pre-tax) is reflected in the consolidated statement of operations for the year ended December 31, 1996 as a result of $7,700 of prepayment penalties associated with the repayment of $70,000 of Notes and the write off of $25,304 of unamortized deferred financing costs in connection with such Notes and with Delaware's old bank credit agreement. An extraordinary after-tax loss on extinguishment of debt of $9,652 ($16,086 pretax) is reflected in the consolidated statement of operations for the year ended December 31, 1995 as a result of $10,812 of prepayment penalties associated with the repurchase of Williamhouse-Regency's $100,000 of notes and Ampad's bank debt and the write-off of $5,274 of unamortized deferred financing costs in connection with Williamhouse-Regency's notes redemption and Ampad's debt refinancings.

10. CAPITAL CONTRIBUTION AND NONRECURRING COMPENSATION CHARGE

         Effective July 2, 1996, AP&P sold 12,500 shares of common stock in an initial public offering. The net proceeds to AP&P from the offering, which were received on July 8, 1996 and contributed to Delaware, amounted to $172,801 after deducting underwriting discounts, legal and accounting fees, registration and travel expenses. Delaware used proceeds from the initial public offering and working capital to: (i) repay $95,800 on the indebtedness incurred under the old bank credit agreement, (ii) redeem $70,000 principal amount of the 13% Notes from the holders thereof on a pro rata basis, and (iii) pay $7,700 in redemption premium on such Notes.

         In 1995, AP&P issued preferred stock options to management and such issuance of the preferred stock options by AP&P was considered additional consideration to the option holders , which was directly related to the WR acquisition. Delaware recorded a nonrecurring, noncash compensation charge equal to the excess of fair market value over the exercise price of the preferred stock options of AP&P of $24,265 with a corresponding credit being recorded to additional paid-in capital. Additionally, options for 66 shares of common stock of AP&P and 105 shares of preferred stock of AP&P were granted to certain members of management in December 1995. The exercise prices of each common share and each preferred share were below the fair market value of the respective classes of stock at date of grant, resulting in a noncash compensation charge equal to the aggregate excess of fair market value over the exercise price, or $1,733, with a corresponding credit being recorded to additional paid-in capital.

         Delaware awarded additional compensation to executives and nonexecutives of $1,634 in 1995 in recognition of the significant transactions consummated during the year. Delaware does not expect this additional compensation to be awarded in future years.

11. PENSION PLAN AND 401(K) PLAN

         Delaware is a sponsor of two qualified defined benefit pension plans and a supplemental non-qualified benefit pension plan which were assumed as part of its acquisitions. Delaware's liabilities under such plans are included in other liabilities in the consolidated balance sheet.

         Delaware maintains retirement plans (401(k) plan) for the benefit of all employees who meet minimum age and service requirements. Delaware contributions to the plans may be made at the discretion of the board of directors. Contributions to the plans were approximately $557, $568, $1,239 for the years ended December 31, 1994, 1995 and 1996, respectively.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


12. INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                   Year ended December 31,
                                               --------------------------------
                                                 1994        1995        1996
                                               --------    --------    --------
Current
     Federal                                   $     --    $     --    $     --
     State                                           --         169         491
                                               --------    --------    --------
                                                     --         169         491
Deferred provision (benefit)                       (488)     (6,707)     13,361
                                               --------    --------    --------
Provision (benefit) for income taxes before
        extraordinary item                         (488)     (6,538)     13,852
Deferred benefit relating to
        extraordinary item                           --      (6,434)    (13,009)
                                               --------    --------    --------
Provision (benefit) for income taxes           $   (488)   $(12,972)   $    843
                                               ========    ========    ========

         Delaware is included in AP&P's consolidated income tax returns.

         A reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate is as follows:

                                                     Year ended December 31,
                                                   ----------------------------
                                                   1994        1995        1996
                                                   ----        ----        ----
Federal income tax rate                           (35.0)%      (35.0)%     35.0%
Adjustment to valuation allowance                  14.7        (15.3)        --
Change in enacted rates                              .4          --          --
Effect of acquisition                              19.3          --          --
Goodwill and intangible amortization                 --          .2         3.3
State taxes, net                                   (5.2)       (5.0)        4.9
Other, net                                          (.3)       (1.4)         --
                                                  -----        ----        ----
Effective tax rate                                 (6.1)%      (56.5)%     43.2%
                                                  =====        ====        ====

         For the year ended December 31, 1996, Delaware's statutory income tax benefit rate of 35.0% differed from Delaware's effective income tax rate, including extraordinary item, of 89.8% due to the following reasons: goodwill and intangible asset amortization accounted for 113.6%; other nondeductible expenses accounted for 11.8%; state income taxes accounted for (5.0)% and other items accounted for 4.4%. For the year ended December 31, 1995, Delaware's statutory income tax benefit rate of 35.0% differed from Delaware's effective income tax benefit rate, including extraordinary item, of 46.9% due to the following reasons: state income taxes accounted for (5.0)%; release of a deferred tax asset valuation allowance accounted for (6.4)% and other items accounted for (0.5)%.

         Temporary tax differences affected and categorized by financial statement line item are as follows:

                                                               December 31,
                                                         ----------------------
                                                           1995          1996
                                                         --------      --------
Current deferred tax assets (liabilities):
Accrued expenses                                         $ 10,523      $  9,066
Accounts receivable and allowances                            900           361
Inventory valuation                                        (7,608)       (7,763)
Net operating losses and tax credits                       11,194         9,090
                                                         --------      --------
Current deferred tax asset, net                          $ 15,009      $ 10,754
                                                         ========      ========

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


                                                               December 31,
                                                           --------------------
                                                             1995        1996
                                                           --------    --------
Noncurrent deferred tax assets (liabilities):
Tradenames and intangibles                                 $(15,009)   $(14,609)
Property and equipment, net                                 (21,291)    (24,405)
Noncash compensation expense credited to paid-in-capital      6,776       6,776
Other accrued liabilities                                       254       1,257
State income tax effect and other, net                         (800)         --
                                                           --------    --------
Noncurrent deferred tax liability, net                     $(30,070)   $(30,981)
                                                           ========    ========

         The effect on the income tax provision related to the valuation allowance was a benefit of $1,769 for the year ended December 31, 1995. Deferred tax assets valuation allowances recorded in prior years were reversed in 1995 as a result of management's assessment of future realizability of deferred tax assets. For the year ended December 31, 1994, the effect on the income tax provision related to the valuation allowance was a charge of $1,180. No benefit was recognized in 1994 for operating losses carried forward.

         At December 31, 1996, Delaware had net operating losses available to reduce future taxable income of approximately $19,319. These net operating losses expire in the years 2007 through 2011. If certain substantial changes in Delaware's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. In addition, Delaware has approximately $1,363 of alternative minimum tax credit carried forward. The acquisition of WR resulted in a change in control of WR. Consequently the utilization of these credits in future periods are subject to limitation.

12. COMMITMENTS AND CONTINGENCIES

     Commitments

         Delaware is obligated under noncancelable operating leases for office space and machinery and equipment which expire at various times through 1997. Annual minimum lease commitments under these leases amount to $3,206 in 1997, $1,989 in 1998, $1,347 in 1999, $1,011 in 2000, $622 in 2001 and $1,386
thereafter for an aggregate of $9,561.

         Total rent expense was approximately $853, $1,888, $3,551 for 1994, 1995 and 1996 respectively.

     Litigation

         There are various outstanding claims against Delaware arising in the normal course of business. Delaware believes that the claims are without merit and that any losses which might ultimately be sustained by Delaware would not be material to the financial position, results of operations, or cash flows of Delaware.

     Environmental Matters

         Delaware is subject to federal, state, and local environmental and occupational health and safety laws and regulations. Such laws and regulations impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that Delaware is at all times in complete compliance with all such requirements, Delaware has made and will continue to make capital and other expenditures to comply with such requirements.

         Delaware had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at five waste disposal sites.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


Delaware settled its liability at four of these sites as a de minimis party. Delaware expects to be eligible for a de minimis settlement at the remaining site.

13. RELATED PARTY TRANSACTIONS

         For the years ended December 31, 1994, 1995 and 1996, Delaware expensed $575, $542 and $1,380, respectively, for management and directors' fees and out of pocket expenses to the principal shareholders of AP&P (Bain Capital). Unpaid fees of $500 are included in accrued expenses in the consolidated balance sheets at December 31, 1996. There were no unpaid fees at December 31, 1995. In June 1996 AP&P and Delaware revised its management services agreement with Bain Capital, pursuant to which, for four years, Delaware will pay Bain Capital an aggregate annual fee of no less than $2,250 plus a fee of 1% for completed acquisition transactions.

         In 1996, Delaware paid Bain Capital $3,000 in fees in connection with the new bank credit agreement, which were included in debt issuance costs paid, $550 and $750, respectively, in fees in connection with the acquisition of Niagara and Shade/Allied, which were included as part of the purchase price, and $2,091 in connection with the Company's initial public offering of common stock. In 1995, Delaware paid $7,000 to Bain Capital for services relating to the WR acquisition and the related financing of the transaction. Of this amount, $4,300 was included in deferred financing fees and $2,700 was a direct acquisition expense allocated to the net assets acquired. The Company also paid $450 to Bain Capital relating to the Globe-Weis acquisition which was included in deferred financing fees. Delaware paid Bain Capital $225 for services related to the SCM acquisition and the related financing of the transaction.

         At December 31, 1995, Delaware had an outstanding note receivable for $112 from its chairman which was repaid in June 1996. At December 31, 1996, the Company had an outstanding note receivable of $324 from its executive vice president which is due in 1998, of which $53 was repaid in February 1997.


         Substantially all of Delaware's operations are conducted within the United States.

         Two customers accounted for 27% and one customer accounted for 11% of Delaware's total net sales for the year ended December 31, 1995 and 1996, respectively.

AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
--------------------------------------------------------------------------------


14. QUARTERLY RESULTS OF OPERATIONS

         Delaware's historical unaudited quarterly results of operations for each of the years ended December 31, 1995 and 1996 are summarized as follows:

                                         1995 - Quarter Ended
                           -----------------------------------------------
                            March 31    June 30   September 30 December 31
                           ---------   ---------  ------------ -----------
Net sales                  $  47,450   $  44,772   $  53,787   $ 111,151
Gross profit                   5,296       7,924      10,258      24,049
Net income (loss) before
extraordinary item               589       1,875       4,850     (12,348)
Net income (loss)                589       1,875       4,850     (22,000)


                                         1996 - Quarter Ended
                           -----------------------------------------------
                            March 31    June 30   September 30 December 31
                           ---------   ---------  ------------ -----------
Net sales                  $ 120,108   $ 114,099    $ 173,606    $ 176,046
Gross profit                  23,528      24,931       36,037       40,914
Net income (loss) before
extraordinary item               133         691        6,925       10,465
Net income (loss)                133        (609)     (11,770)      10,465

                                 EXHIBIT INDEX

EXHIBIT                                         DESCRIPTION
NO.

2.1         Stock Purchase Agreement, dated May 29, 1996, by and among American
                 Pad & Paper Company of Delaware, Inc., Niagara Envelope Company, Inc. and the person named therein.(1)
3.1 (i)     Restated Certificate of Incorporation of the Company (3)
3.1 (ii)    Amended and  Restricted By-laws of the Company. (3)
4.1         Indenture, dated as of December 1, 1995, among American Pad & Paper
                 Company of Delaware, Inc., the Subsidiary Guarantors and the Trustee (including Form of Note). (2)
4.2         Purchase Agreement, dated as of November 17, 1994, among American
                 Pad & Paper Company of Delaware, Inc.., the Subsidiary Guarantors and the Initial Purchasers. (1)
4.3         Registration Rights Agreement dated as of December 1, 1995, among
                 American Pad & Paper Company of Delaware, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein. (1)
4.7         Notepad Funding Receivables Master Trust Pooling and Servicing
                 Agreement, dated October 31, 1995, among APPC, Notepad Funding Corporation and Manufacturers and Traders Trust Company (the "Pooling and Service Agreement"). (1)+
4.8         Series 1995-1 Supplement to the Pooling and Service Agreement,
                 dated October 31, 1995. (1)+
4.9         Revolving Certificate Purchase Agreement, dated October 31, 1995 among APPC, Notepad Funding Corporation, Bankers Trust Company and the Purchasers described therein. (1)+
4.10        Receivables Purchase Agreement, dated October 31, 1995, among APP.,
                 Notepad Funding Corporation and certain subsidiaries. (1)+
4.11        Credit Agreement, dated as of July 8, 1996, among the Company,
                 WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions, Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent (3)
4.12        Security Agreement, dated as of July 8, 1996, among the
                 Company, WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and Bankers Trust Company, as Collateral Agent.
                 (3)
4.13        Pledge Agreement, dated as of July 8, 1996, among the Company,
                 WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., the Lenders from time to time party thereto, and Bankers Trust Company, as Agent. (3)
4.14        Form of Revolving and Swingline Note of American Pad & Paper
                 Company of Delaware, Inc. (3)
4.15        Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank. (3)
10.1        Agreement and Plan of Merger, dated as of October 3, 1995, among the

                 Company, WHR Acquisition, Inc. and WR Acquisition, Inc. (1)
10.2        Amendment No. 1 to WHR Merger Agreement, dated as of October 31,
                 1995, among the Company, WHR Acquisition, Inc. and WR Acquisition, Inc. (1)
10.3        Stock Purchase Agreement, dated as of October 30, 1995, among WR
                 Acquisition, Inc. and the Company (1)
10.4        Tax Sharing Agreement, dated as of October 30, 1995, among American
                 Pad & Paper Company of Delaware, Inc. and the Subsidiary Guarantors. (1)
10.5        Agreement and Plan of Merger, dated as of October 31, 1995, among
                 Williamhouse Regency of Delaware, Inc. and Ampad Corporation.
                 (1)
10.6        Amended and Restricted Advisory Agreement, dated as of  October 31,
                 1995, among American Pad & Paper Company of Delaware, Inc. and Bain Capital, Inc. (4)
10.7        Ampad Holding Corporation 1992 Key Employees Stock Option Plan. (1)
10.12       Asset Purchase Agreement, dated as of June 29, 1994, by and between
                 Huxley Envelope corp., The Kent Paper Co., Inc. and Williamhouse of California, Inc. (2)+
10.13       Lease Agreement for City of Industry, California. (1)
10.14       Lease Agreement for Dubuque, Iowa (1)
10.15       Lease Agreement for Miamisburg, Ohio. (1)
10.16       Lease Agreement for North Salt Lake City, Utah. (1)
10.17       Lease Agreement for Tacoma, Washington. (1)
10.18       Change of Control Agreement between WR Acquisition, Inc. and certain officers of American Pad & Paper Company of Delaware, Inc. (1)
10.19       Registration Rights Agreement, dated as of July 31, 1992, between the Company and the stockholders named therein. (2)
10.20       1996 Key Employee Stock Incentive Plan (3)
10.21       1996 Non-Employee Director Stock Option Plan. (3)
10.22       Employment Agreement between the Company and Charles Hanson,
                 III. (2)
10.23       Employment Agreement between the Company and Russell Gard. (2)
10.24       Amended and Restated Advisory Agreement between American Pad &
                 Paper Company and Bain Capital, Inc. (2)
10.25       Management Stock Purchase Plan .(3)
10.26       Employment Agreement between the Company and Timothy Needham.
10.27       Agreement and Plan of Merger by and between Shade/Allied, Inc. and
                 American Pad & Paper Company of Delaware, Inc.
21.1        Subsidiaries of the Company.
23.1        Consent of Price Waterhouse LLP
27.1        Financial Data Schedule.


-----------------

(1) Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper of Delaware, Inc. (File No. 333-3006).

(2) Incorporated by reference to the same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper Company (File No. 333-4000).

(3) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1996.

(4) Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1996.