Form 10-Q
period 1997-03-31
AMERICAN PAD & PAPER CO; AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1997-05-15
CIK 5588, 817647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                       Commission file number  1-11803
                                               -------

                          AMERICAN PAD & PAPER COMPANY
             (Exact name of registrant as specified in its charter)


                         Delaware                       04-3164298
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)

         17304 Preston Road, Suite 700, Dallas, TX      75252-5613
          (Address of principal executive offices)      (Zip Code)


     Registrant's telephone number, including area code: (972) 733-6200


                       Commission file number   333-3006
                                                --------

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
             (Exact name of registrant as specified in its charter)


                         Delaware                       25-1512956
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)

         17304 Preston Road, Suite 700, Dallas, TX      75252-5613
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

     As of May 12, 1997, American Pad & Paper Company has 27,435,839 shares of Common Stock outstanding. As of May 12, 1997, American Pad & Paper Company of Delaware, Inc. had 100 shares of Common Stock outstanding, all of which are indirectly owned by American Pad & Paper Company.

================================================================================

                          AMERICAN PAD & PAPER COMPANY

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                     QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I     FINANCIAL INFORMATION

   Important Explanatory Note ...........................................    2

   Item 1  Financial Statements

     Condensed Consolidated Balance Sheets as of
        March 31, 1997 and December 31, 1996 (unaudited) ................    3

     Condensed Consolidated Statements of Operations for the three
        months ended March 31, 1997 and 1996 (unaudited) ................    4

     Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 1997 and 1996 (unaudited) ................    5

     Notes to Condensed Consolidated Financial Statements (unaudited) ...    6

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................   13

PART II    OTHER INFORMATION

  Item 4   Submission of Matters to a Vote of Security Holders ..........   17

  Item 6   Exhibits and Reports on Form 8-K .............................   17


                        PART I     FINANCIAL INFORMATION

IMPORTANT EXPLANATORY NOTE

     This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of American Pad & Paper Company, a Delaware corporation, and its wholly owned subsidiary, American Pad & Paper Company of Delaware, Inc., a Delaware corporation. Unless the context requires otherwise, references herein to the "Company" refer to both American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. American Pad & Paper Company is a holding company with no operations separate from its operating subsidiary, American Pad & Paper Company of Delaware, Inc. No separate financial information for American Pad & Paper Company of Delaware, Inc. has been provided herein because management of the Company believes such information would not be meaningful because (i) American Pad & Paper Company of Delaware, Inc. is the only operating subsidiary of American Pad & Paper Company, which has no operations other than those of American Pad & Paper Company of Delaware, Inc. and its subsidiaries and (ii) all assets and liabilities of American Pad & Paper Company are recorded on the books of American Pad & Paper Company of Delaware, Inc. There is no material difference between American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of American Pad & Paper Company and American Pad & Paper of Delaware, Inc.

                        AMERICAN PAD & PAPER COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           March 31,           December 31,
                                                                             1997                 1996
                                                                           ---------           ------------
                              ASSETS
                              ------
Current assets:
        Cash                                                               $  1,093              $  2,290
        Accounts receivable                                                  53,069                57,054
        Inventories                                                         133,172               105,667
        Prepaid expense and other current assets                              3,940                 4,739
        Deferred income taxes                                                 7,925                10,754
                                                                           --------              --------
                         Total current assets                               199,199               180,504
Property, plant and equipment                                               144,655               133,090
Intangible assets                                                           235,951               192,367
Other                                                                         4,719                 3,456
                                                                           --------              --------
                         Total assets                                      $584,524              $509,417
                                                                           ========              ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
        Current portion of long-term debt                                  $  2,510              $  2,171
        Accounts payable                                                     42,922                44,932
        Accrued expenses                                                     44,075                55,041
        Income taxes payable                                                    149                   503
                                                                           --------              --------
                         Total current liabilities                           89,656               102,647
Long-term debt                                                              349,206               269,812
Deferred income taxes                                                        34,499                30,981
Other                                                                         2,017                 1,378
                                                                           --------              --------
                         Total liabilities                                  475,378               404,818
Commitments and contingencies
Stockholders' equity:
        Preferred stock, 150 shares authorized,
                no shares issued and outstanding                                  -                     -
        Common stock, voting, $0.01 par value, 75,000
                shares authorized, 27,436 and 27,400
                issued and outstanding, respectively                            274                   274
        Additional paid-in capital                                          301,280               300,721
        Accumulated deficit                                                (192,408)             (196,396)
                                                                           --------              --------
                         Total stockholders' equity                         109,146               104,599
                                                                           --------              --------
                         Total liabilities and stockholders' equity        $584,524              $509,417
                                                                           ========              ========

     See accompanying notes to condensed consolidated financial statements.

                                  AMERICAN PAD & PAPER COMPANY

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three months ended March 31,
                                                ----------------------------
                                                  1997                1996
                                                  ----                ----
Net sales                                      $149,834             $120,108
Cost of sales                                   118,835               96,579
                                               --------             --------
    Gross profit                                 30,999               23,529
Operating expenses:
    Selling and marketing                         4,752                3,328
    General and administrative                    9,000                7,191
    Management fees and services                  1,855                  507
                                                -------             --------
Income from operations                           15,392               12,503
Other income (expense):
    Interest                                     (8,214)             (12,542)
    Other income, net                                73                  269
                                                -------             --------
Income before income taxes                        7,251                  230
Provision for income taxes                        3,263                  102
                                                -------             --------
Net income                                      $ 3,988             $    128
                                                =======             ========
Earnings per share                              $  0.14             $      -
                                                =======             ========
Weighted average common shares outstanding       29,400               29,607

     See accompanying notes to condensed consolidated financial statements.

                        AMERICAN PAD & PAPER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                         1997                1996
                                                                         ----                ----
Cash flows from operating activities:
  Net income                                                           $ 3,988             $   128
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                       3,153               1,984
      Amortization of goodwill and intangible assets                     1,386               1,036
      Amortization of debt issuance costs                                  626               1,208
      Gain on sale of assets                                                 -                 (16)
      Changes in assets and liabilities, net of
         effects of acquisitions:
        Accounts receivable                                             21,569                 396
        Refundable income taxes                                              -               3,657
        Inventories                                                    (21,564)               (105)
        Prepaid expenses and other                                      (1,498)             (1,099)
        Deferred income tax asset, net                                   2,449                 106
        Accounts payable                                                (8,881)               (359)
        Accrued expenses                                               (16,749)             (1,540)
        Other assets                                                     1,955               1,756
        Other liabilities                                                 (362)                477
                                                                       -------             -------
          Net cash provided by (used in) operating activities          (13,928)              7,629
                                                                       -------             -------
Cash flows from investing activities:
  Purchase of business, including acquisition costs                    (50,520)                  -
  Purchases of property and equipment                                   (4,036)             (2,321)
  Proceeds from sale of assets                                               2                  16
  Change in value of asset held for sale                                     -                (646)
                                                                       -------             -------
          Net cash used in investing activities                        (54,554)             (2,951)
                                                                       -------             -------
Cash flows from financing activities:
  Borrowings on credit agreement and long-term debt                     79,800              25,272
  Repayment of long-term debt                                              (66)            (27,380)
  Repayment of new accounts receivable financing                       (13,000)                  -
  Debt issuance costs                                                        -                (803)
  Other                                                                    551                   -
                                                                       -------             -------
          Net cash provided by (used in) financing activities           67,285              (2,911)

Net increase (decrease) in cash                                         (1,197)              1,767

Cash, beginning of period                                                2,290              18,341
                                                                       -------             -------
Cash, end of period                                                    $ 1,093             $20,108
                                                                       =======             =======

     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization and Basis of Presentation

     American Pad & Paper Company (the "Company") is a holding company which conducts its operations through American Pad & Paper Company of Delaware, Inc. and its wholly owned subsidiaries.

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

     Business

     The Company is one of the largest manufacturers and marketers of paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, machine papers, and other paper-based office products) and Williamhouse (business envelopes and machine papers). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers. Substantially all sales are to customers within the United States.

     Interim Financial Information

     The accompanying interim financial statements and pro forma information are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1996.

     The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.   SIGNIFICANT ACQUISITION - SHADE/ALLIED, INC.

     Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied") for approximately $51,300, consisting of $49,500 in cash and $1,800 in direct acquisition costs, financed by the Company's bank credit agreement. This acquisition has been recorded following the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets and liabilities at their fair market values. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill and amortized on a straight-line basis over 40 years. The Company preliminarily allocated the purchase price as follows: trade accounts receivable of $4,584, inventories of $5,941, other current assets of $929, property, plant and equipment of $10,685, current liabilities of $13,877, long-term liabilities of $3,323 and goodwill of $46,361. The results of operations of Shade/Allied are included in the Company's results of operations from the date of acquisition through March 31, 1997.

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)





3.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------
    Accounts receivable - trade, of which $41,000 and
      $54,000, respectively, are sold as part of
      a $60,000 accounts receivable financing facility   $49,205        $56,431

    Accounts receivable - other                            4,361          2,839
    Less allowance for doubtful accounts and reserves
      for customers deductions, returns and cash
      discounts                                             (497)        (2,216)
                                                         --------       --------
                                                         $53,069        $57,054
                                                         ========       ========

4.  INVENTORIES

    Inventories consisted of the following:

                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------
      Raw materials and semi-finished goods            $ 48,553       $ 41,505
      Work in process                                     8,046          4,695
      Finished goods                                     73,764         58,607
                                                       --------       --------
                                                        130,363        104,807
      LIFO reserve                                        2,809            860
                                                       --------       --------
                                                       $133,172       $105,667
                                                       ========       ========

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------
      Land                                              $  7,056      $  6,749
      Buildings                                           32,734        30,532
      Machinery and equipment                            104,696        96,790
      Office furniture and fixtures                        9,292         8,263
      Construction in progress                            10,056         5,060
                                                        --------      --------
                                                         163,834       147,394
      Less accumulated depreciation and amortization      19,179        14,304
                                                        --------      --------
                                                        $144,655      $133,090
                                                        ========      ========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)




6. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------
      Goodwill                                          $191,589       $146,006
      Intangible assets, principally tradenames           38,169         38,169
      Debt issuance costs                                 18,382         18,369
                                                        --------       --------
                                                         248,140        202,544
      Less accumulated amortization                       12,189         10,177
                                                        --------       --------
                                                        $235,951       $192,367
                                                        ========       ========

7. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                       March 31,    December 31,
                                                         1997          1996
                                                       ---------    ------------

      Acquisition integration costs                     $14,134        $12,695
      Sales volume discounts                              5,856         20,184
      Salaries and wages                                  9,642          8,738
      Interest                                            7,520          4,171
      Other                                               6,923          9,253
                                                        -------        -------
                                                        $44,075        $55,041
                                                        =======        =======

8. EARNINGS PER SHARE

     Effective December 15, 1997, the Company will report basic and diluted earnings per share following the guidance provided in Statement of Financial Accounting Standards Number 128, Earnings Per Share. Basic earnings per share will be computed as the quotient of net income divided by the actual number of outstanding shares of common stock at the end of a period. Diluted earnings per share will be computed as the quotient of net income divided by the number of outstanding shares of common stock as adjusted for common stock options.
The adjustment for common stock options will be calculated by assuming that all dilutive options are exercised, that the proceeds from such exercise are used to repurchase shares of the Company's stock at the average price of the common stock during the period and that the Company will also generate proceeds and repurchase shares from the tax benefits associated with the assumed exercise of the common stock options. Early adoption of this new accounting standard is not permitted nor is the Company permitted to present the earnings per share information calculated following this guidance on the face of the Company's income statement.

     If the Company had determined its earnings per share under the new accounting standard, the following information would be presented for the three month period March 31, 1997 and 1996:


                                                1997   1996
                                                -----  -----
                    Basic earnings per share    $0.15  $0.00
                    Diluted earnings per share  $0.14  $0.00

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)





     The Company intends to adopt the new accounting standard effective December 31, 1997 and will present the basic and diluted earnings per share information as part of the quarterly financial data in the Company's annual report to shareholders.

     Given the changes in the Company's capital structure effected in connection with the initial public offering of the Company's common stock, historical earnings per share for 1996 are not presented in the condensed consolidated statement of income as it is not considered to be meaningful. Pro forma weighted average shares outstanding reflect conversion of the preferred stock into common stock for the same periods outstanding as the underlying common stock on which the preferred stock was issued and the initial public offering of common stock.

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

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

     The 13% senior subordinated notes are guaranteed by Shade/Allied, Inc., a wholly owned subsidiary of American Pad & Paper Company of Delaware, Inc. ("Delaware"). The subsidiary guaranty is full, unconditional and joint and several. The Company is not a guarantor of the senior subordinated notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of March 31, 1997 and for the three months ended is presented. Shade/Allied was acquired by Delaware on February 11, 1997 and, as a result, the three month period ended March 31, 1997 is the first period in which the Company's historical results include the results of operations of Shade/Allied and is the first period where Shade/Allied was a guarantor subsidiary. The condensed consolidating financial information is as follows:

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)






                     Condensed Consolidating Balance Sheet
                               March 31, 1997

--------------------------------------------------------------------------------------------------------------------
                                                     The         Guarantor  Nonguarantor                Consolidated
                                                   Company      subsidiary   subsidiary   Eliminations      total
                                                  ---------     ----------  ----------   -------------  ------------
                 Assets
                 ------
Current Assets:
  Cash                                            $   1,091      $     2    $     -       $      -       $   1,093
  Accounts receivable                                 3,003        6,140     43,926              -          53,069
  Intercompany receivable (payable)                   9,364       (2,146)    (7,218)             -               -
  Inventories                                       127,267        5,905          -              -         133,172
  Deferred income taxes                               7,235            -        690              -           7,925
  Prepaid expenses and other current assets           3,839          101          -              -           3,940
                                                  ---------      -------    -------       --------      ---------
                      Total current assets          151,799       10,002     37,398              -         199,199
Property, plant and equipment, net                  134,177       10,478          -              -         144,655
Investment in subsidiaries                           88,520            -          -        (88,520)              -
Intangible assets, net                              190,071       45,440        440              -         235,951
Other                                                 3,994          725          -              -           4,719
                                                  ---------      -------    -------       --------      ---------
                      Total assets                $ 568,561      $66,645    $37,838       $(88,520)      $ 584,524
                                                  =========      =======    =======       =========  =============
    Liabilities and Stockholders' Equity
-----------------------------------------------
Current liabilities:
  Current portion of long-term debt               $   2,510      $     -    $     -       $      -       $   2,510
  Accounts payable and accrued expenses              75,511       11,458         28              -          86,997
  Income taxes payable                                    6          143          -              -             149
                                                  ---------      -------    -------       --------      ---------
      Total current liabilities                      78,027       11,601         28              -          89,656
Long-term debt                                      349,206            -          -              -         349,206
Other liabilities                                     1,016        1,001          -              -           2,017
Deferred income taxes                                31,166        3,333          -              -          34,499
                                                  ---------      -------    -------       --------      ---------
      Total liabilities                             459,415       15,935         28              -         475,378

Stockholders' equity:
  Common stock                                          274           30         10            (40)            274
  Additional paid-in capital                        301,280       50,491     35,399        (85,890)        301,280
  Retained earnings (accumulated deficit)          (192,408          189      2,401         (2,590)       (192,408)
                                                  ---------      -------    -------       --------       ---------
      Total stockholders' equity                    109,146       50,710     37,810        (88,520)        109,146
                                                  ---------      -------    -------       --------       ---------
      Total liabilities and stockholders'
        equity                                    $ 568,561      $66,645    $37,838       $(88,520)      $ 584,524
                                                  =========      =======    =======       ========       =========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (IN THOUSANDS)





               Condensed Consolidating Statement of Operations
                      Three months ended March 31, 1997

------------------------------------------------------------------------------------------------------------------------
                                               The        Guarantor       Nonguarantor                     Consolidated
                                             Company      subsidiary       subsidiary      Eliminations           total
                                           ----------   --------------  ----------------   ------------    -------------
Net sales                                    $139,502          $11,017             $   -        $  (685)        $149,834
Cost of sales                                 109,602            9,918                 -           (685)         118,835
                                           ----------   --------------  ----------------   ------------    -------------
Gross profit                                   29,900            1,099                 -              -           30,999
Operating expenses:
  Selling and marketing                         4,347              405                                             4,752
  General and administrative                   11,278              477              (900)                         10,855
                                           ----------   --------------  ----------------   ------------    -------------
      Income from operations                   14,275              217               900              -           15,392
Other income (expense)
  Interest                                     (8,156)            (28)               (30)                        (8,214)
  Other income, net                                73                -                 -                              73
                                           ----------   --------------  ----------------   ------------    -------------
Income before income taxes                      6,192              189               870              -            7,251

Provision for income taxes                      2,786               85               392                           3,263
                                           ----------   --------------  ----------------   ------------    -------------
Income before equity in
  earnings of subsidiaries                      3,406              104               478              -            3,988
Equity in earnings of subsidiaries              1,059                -                 -         (1,059)               -
                                           ----------   --------------  ----------------   ------------    -------------
Net income                                   $  4,465            $ 104             $ 478        $(1,059)          $3,988
                                           ==========   ==============  ================   ============    =============

               Condensed Consolidating Statement of Cash Flows
                      Three months ended March 31, 1997

--------------------------------------------------------------------------------------------------------------------
                                                     The      Guarantor   Nonguarantor                 Consolidated
                                                   Company   subsidiary    subsidiary   Eliminations      total
                                                  ---------  ----------  ------------   ------------   -------------
Net cash provided by (used in)
  operating activities                            $(13,938)  $       2   $       8      $        -       $(13,928)

Investing activities
  Purchase of Shade/Allied                         (50,520)          -           -               -        (50,520)
  Purchases of property, plant and equipment        (4,036)          -           -               -         (4,036)
  Proceeds from sale of assets                           2           -           -               -              2
                                                  --------   ---------   ---------      ----------        -------
    Net cash (used in) investing activities        (54,554)          -           -               -        (54,554)
                                                  --------   ---------   ---------      ----------        -------
Financing activities
  Proceeds from long-term debt                      79,800           -           -               -         79,800
  Repayment of new accounts receivable facility    (13,000)          -           -               -        (13,000)
  Repayment of long-term debt                          (66)          -           -               -            (66)
  Other                                                559           -          (8)              -            551
                                                  --------   ---------   ---------      ----------        -------
    Net cash provided
    (used in) financing activities                  67,293           -          (8)              -         67,285
                                                  --------   ---------   ---------      ----------        -------
Increase (decrease) in cash                         (1,199)          2           -               -         (1,197)
Cash, beginning of period                            2,290           -           -               -          2,290
                                                  --------   ---------   ---------      ----------        -------
Cash, end of period                               $  1,091   $       2   $              $        -         $1,093
                                                  ========   =========   =========      ==========        =======


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      Strategic Acquisition. On February 11, 1997, the Company acquired Shade/Allied, a national supplier of machine papers, principally continuous computer forms. The purchase price of $51.2 million was financed with borrowings under the Company's new bank credit agreement. The Company expects that Shade/Allied's products will be distributed by both the Ampad and Williamhouse divisions and that the manufacturing plants will be integrated into the Ampad division. This acquisition provided the Company with a more significant position in a fourth product category.

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

      Paper Prices. Paper represents a majority of the Company's cost of goods sold. While paper prices have increased by an average of less than 1% annually since 1989, certain commodity grades have shown considerable price volatility during that period. Beginning in January 1995, the Company adopted new pricing policies enabling it to set product prices consistent with the Company's cost of paper at the time of shipment. The Company believes that it is able to price its products so as to minimize the impact of price volatility on dollar margins. Paper price volatility has and is expected to continue to have an effect on net sales and cost of sales.

RESULTS OF OPERATIONS

      The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 1997, 1996 and 1995. The Company's historical results of operations for each of these periods are significantly affected by the results for the following business acquired by the Company: (i) SCM which was acquired on July 5, 1994,
(ii) Globe-Weis which was acquired on August 18, 1995, (iii) Williamhouse which was acquired on October 31, 1995, (iv) Niagara which was acquired on June 28, 1996 and (v) Shade/Allied which was acquired on February 11, 1997.

                                             Three months ended March 31,
    Income Statement Data                     1997    1996    1995
    ---------------------                     ----    ----    ----
Net sales                                     100.0%  100.0%  100.0%
                                              =====   =====   =====
Gross Profit                                   20.7    19.6    11.2
Selling, general and administrative expenses   (9.2)   (8.8)   (5.5)
Management fees and services                   (1.2)   (0.4)   (0.3)
                                              -----   -----   -----
Income (loss) from operations                  10.3    10.4     5.4
Interest expense, net                          (5.5)  (10.4)   (3.5)
Other income                                      -     0.2     0.1
                                              -----   -----   -----
Income (loss) before income taxes               4.8     0.2     2.0
Provision for (benefit from) income taxes      (2.1)   (0.1)   (0.8)
                                              -----   -----   -----
Net income (loss)                               2.7%    0.1%    1.2%
                                              =====   =====   =====

                          AMERICAN PAD & PAPER COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)




THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net Sales for the three months ended March 31, 1997 increased by $29.7 million, or 24.7%, to $149.8 million from $120.1 million for the three months ended March 31, 1996. Of this net sales increase, $26.5 million is related to the acquisition of Niagara and $11.0 million is related to the acquisition of the Shade/Allied. Net sales from existing operations decreased by approximately $7.8 million primarily due to the deflationary effect of paper prices from the first quarter of 1996 to the first quarter of 1997 which negatively affected net sales by approximately 5%.

     Gross Profit for the three months ended March 31, 1997 increased by $7.5 million, or 31.9%, to $31.0 million from $23.5 million for the three months ended March 31, 1996. Approximately $3.6 million of the increase in gross profit is attributable to the acquisition of Niagara and $1.1 million is attributable to the Shade/Allied acquisition. Gross profit increased by $2.8 million due to increased sales of higher margin products. Gross profit margin increased to 20.7% for the three months ended March 31, 1997 from 19.6% for the three months ended March 31, 1996. The increase in gross profit margin is primarily attributable to a higher proportion of proprietary product sales during the first quarter of 1997.

     SG&A expenses for the three months ended March 31, 1997 increased $3.3 million, or 31.4%, to $13.8 from $10.5 million for the three months ended March 31, 1996. Approximately $2.3 million is attributable to the acquisitions of Niagara and Shade/Allied. Management fees and services during the first quarter increased by approximately $1.3 million due primarily to a one year non-recurring consulting agreement with the former president of Niagara, an envelope company acquired in June 1996.

     Interest expense for the three months ended March 31, 1997 decreased $4.3 million to $8.2 million from $12.5 million for the three months ended March 31, 1996. The decrease is primarily attributable to repayment of the old credit agreement indebtedness of $95.8 million and the redemption of $70.0 million aggregate principal amount of the 13% senior subordinated notes both of which were funded by the proceeds of the Company's initial public offering of common stock. This decrease in indebtedness was partially offset by increased borrowings as a result of the Shade/Allied acquisition.

     The income tax provision for the three month period ended March 31, 1997 reflects an effective tax rate of 45.0% versus an effective tax rate of 44.3% for the three month period ended March 31, 1996. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the acquisitions.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Net sales for the three months ended March 31, 1996 increased by $72.6 million, or 152.8%, to $120.1 million from $47.5 million for the three months ended March 31, 1995. Of this net sales increase, $63.2 million is related to the Williamhouse acquisition and $15.9 million is related to the Globe-Weis acquisition. Ampad division net sales, exclusive of Globe-Weis, decreased by $6.5 million in the first quarter of 1996 compared to the unusually strong first quarter of 1995. The strong 1995 first quarter was due to certain of the Company's customers increasing inventory levels in anticipation of price increases and supply shortages.

     Gross profit for the three months ended March 31, 1996 increased by $18.2 million, or 343.4%, to $23.5 million from $5.3 million for the three months ended March 31, 1995. Approximately $15.5 million of the increase in gross profit is attributable to the Williamhouse acquisition and $2.0 million is attributable to the Globe-Weis acquisition. The gross profit from the Ampad division, exclusive of Globe-Weis, increased by $.7 million, due to a change in the mix of products sold towards higher margin products. Gross profit margin increased to 19.6% for the three months ended March 31, 1996 from 11.2% for the three months ended March 31, 1995. This increase in gross profit margin is related to unfavorable inventory valuation of $2.6 million in the first quarter of 1995 due to rising paper prices. In addition, the Company's ability to maintain its dollar margins in the first quarter of 1996 despite a falling price environment led to higher margin percentages.

     SG&A expenses for the three months ended March 31, 1996 increased $7.9 million, or 288.9%, to $10.5 million from $2.6 million for the three months ended March 31, 1995. Approximately $7.3 million of the increase is attributable to the Williamhouse acquisition and includes $1.0 million of amortization of goodwill and intangibles and $.3 million of costs

                         AMERICAN PAD & PAPER COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)


related to the off balance sheet financing of receivables. As a percentage of net sales, SG&A expenses increased to 8.8% for the first three months of 1996 from 5.5% in the comparable period for the prior year as a result of higher SG&A expenses as a percentage of net sales of the Williamhouse division.

     Interest expense for the three months ended March 31, 1996 increased $10.9 million to $12.5 million from $1.6 million for the three months ended March 31, 1995. The increase is attributable primarily to increased borrowings as a result of the sale of the 13% senior subordinated notes in December 1995, the Williamhouse acquisition in October 1995 and the Globe-Weis acquisition in August 1995.

     The income tax provision for the three month period ended March 31, 1996 reflects an effective tax rate of 44.4%, versus an effective tax rate of 38.3% for the three month period ended March 31, 1995. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Williamhouse acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities for the three months ended March 31, 1997 was $13.9 million compared to net cash provided of $7.6 million for the three months ended March 31, 1996. This decrease in cash provided by operating activities is due to a combination of the following: (i) a reduction of accounts receivable of $21.6 million as seasonal and year end accounts receivable were collected during the quarter, (ii) an increase in inventories of $21.6 million due to a buildup of inventory levels in anticipation of seasonal, promotional and new product sales in the second and third quarters,
(iii) a normal reduction of accounts payable by $8.9 million and (iv) a reduction in accrued expenses of $16.7 million as customer volume rebates and incentive compensation were paid during the first quarter of 1997.

     Cash used in investing activities for the three months ended March 31, 1997 and 1996 was $54.6 million and $3.0 million, respectively. The use of cash for the three months ended March 31, 1997 was due to the Shade/Allied Acquisition ($50.5 million) and purchases of equipment ($4.0 million).

     Cash provided by financing activities for the three months ended March 31, 1997 was $67.3 million compared to cash used by financing activities for the three months ended March 31, 1996 of $2.9 million. During the first quarter of 1997, the Company repaid $13.0 million in notes outstanding under its accounts receivable credit facility and borrowed $79.8 million to finance (i) such repayment, (ii) the acquisition of Shade/Allied, (iii) the purchases of equipment and (iv) its working capital needs.

     Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the bank credit agreement and available cash on hand at March 31, 1997 of $1.1 million, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures, including anticipated capital expenditures of approximately $13 million during the remainder of 1997, and working capital requirements, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 1997 and 1996.

                          AMERICAN PAD & PAPER COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)




NEWLY ISSUED ACCOUNTING STANDARD

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective December 15, 1997 and which prescribes a new presentation of earnings per share amounts as either "basic" or "diluted." Basic earnings per share is to be calculated as net income divided by the number of outstanding shares of common stock. Diluted earnings per share is to be calculated in a manner similar to the "primary" earnings per share currently presented by the Company. Diluted earnings per share is calculated as net income divided the number of outstanding shares of common stock, as adjusted for common stock options. The Company intends to implement the new accounting at the end of 1997 and, as part of its 1997 annual report to shareholders and Form 10-K, will restate its quarterly earnings per share following the guidelines in the new accounting standard. If the new standard had been implemented during the first quarter of 1997, earnings per share would have been presented as follows:


                                        Three months ended March 31,
                                       ------------------------------
                                            1997            1996
                                       --------------  --------------

           Basic earnings per share             $0.15           $0.00
           Diluted earnings per share           $0.14           $0.00


FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

  1. Changes in economic conditions, in particular those which affect the retail and wholesale office product markets.

  2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.

  3.   Changes in senior management or control of the Company.

  4.   Inability to obtain new customers or retain existing ones.

  5. Significant changes in competitive factors including product pricing conditions affecting the Company.

  6. Governmental/regulatory actions and initiatives, including, those affecting financings.

  7. Significant changes from expectations in actual capital expenditures and operating expenses.

  8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.

                          AMERICAN PAD & PAPER COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)





  9.   Significant changes in rates of interest, inflation or taxes.

  10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievance were to occur.

  11. Changes in accounting principles and/or the application of such principles to the Company.

     The foregoing factors could affect the Company's actual results and could cause the Company's actual results during 1997 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

     The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after date hereof.

                         PART II     OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on April 22, 1997.
The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:


                                                                                  Withheld, Against
                                   Matter                              Approved     or Abstained
                                   ------                             ----------  -----------------

        Election of Class I Directors - Jonathan Lavine
            and Greg Benson ........................................  22,461,798            577,320

        Ratification of Price Waterhouse LLP as independent auditors
            for the Company ........................................  23,031,223              3,895

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

        Reports on Form 8-K


     The following reports on Form 8-K, all of which pertain to the acquisition of Shade/Allied, were filed during the first quarter of 1997 and through the date of the filing of this report..

     (1) Current Report on Form 8-K filed January 16, 1997 relating to the announcement of the proposed acquisition of Shade/Allied.

     (2) Current Report on Form 8-K filed February 24, 1997 relating to the completion of the acquisition of Shade/Allied.

     (3) Current Report on Form 8-K/A filed April 24, 1997 relating to the Company's pro forma financial statements and Shade/Allied's historical financial statements.

     Exhibit 27.1 -- Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.





/s/ Kevin W. McAleer
---------------------------        -----------------
Kevin W. McAleer                   Date
Chief Financial Officer
Principal Financial Officer




/s/ William W. Solomon, Jr.
---------------------------        -----------------
Vice President - Controller        Date
Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  EXHIBIT
------                  -------
  27            Financial Data Schedule