Form 10-Q
period 1997-06-30
AMERICAN PAD & PAPER CO; AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1997-08-14
CIK 5588, 817647

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     As of August 12, 1997, American Pad & Paper Company has 27,435,839 shares of Common Stock outstanding. As of August 12, 1997, American Pad & Paper Company of Delaware, Inc. had 100 shares of Common Stock outstanding, all of which are indirectly owned by American Pad & Paper Company.

==============================================================================

                          AMERICAN PAD & PAPER COMPANY

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                      QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
PART I    FINANCIAL INFORMATION

     Important Explanatory Note   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

     Item 1    Financial Statements

          Condensed Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . .     3

          Condensed Consolidated Statements of Operations for the three and six months ended
               June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .     4

          Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . .     5

          Notes to Condensed Consolidated Financial Statements (unaudited)  . . . . . . . . . . . .     6

     Item 2    Management's Discussion and Analysis of Financial Condition and Results of
               Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

PART II   OTHER INFORMATION

     Item 4    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .    17

     Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .    17

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

                          AMERICAN PAD & PAPER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           June 30,      December 31,
                                                                              1997           1996
                                                                           ---------      ---------
          ASSETS
          ------

Current assets:
     Cash                                                                  $   1,639      $   2,290
     Accounts receivable                                                      68,268         57,054
     Inventories                                                             144,867        105,667
     Prepaid expense and other current assets                                  3,487          4,739
     Deferred income taxes                                                    11,188         10,754
                                                                           ---------      ---------
          Total current assets                                               229,449        180,504


Property, plant and equipment                                                146,768        133,090
Intangible assets                                                            239,493        192,367
Other                                                                          4,625          3,456
                                                                           ---------      ---------
          Total assets                                                     $ 620,335      $ 509,417
                                                                           =========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
     Current portion of long-term debt                                     $   1,690      $   2,171
     Accounts payable                                                         41,801         44,932
     Accrued expenses                                                         36,284         55,041
     Income taxes payable                                                      6,998            503
                                                                           ---------      ---------
          Total current liabilities                                           86,773        102,647

Long-term debt                                                               379,703        269,812
Deferred income taxes                                                         38,433         30,981
Other                                                                          1,568          1,378
                                                                           ---------      ---------
          Total liabilities                                                  506,477        404,818

Commitments and contingencies
Stockholders' equity:
     Preferred stock, 150 shares authorized,
          no shares issued and outstanding                                        --             --
     Common stock, voting, $0.01 par value, 75,000
          shares authorized, 27,436 and 27,400 issued and outstanding,
          respectively                                                           274            274
     Additional paid-in capital                                              301,280        300,721
     Accumulated deficit                                                    (187,696)      (196,396)
                                                                           ---------      ---------
          Total stockholders' equity                                         113,858        104,599
                                                                           ---------      ---------

          Total liabilities and stockholders' equity                       $ 620,335      $ 509,417
                                                                           =========      =========



     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three months ended            Six months ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                 1997            1996          1997           1996
                                               ---------      ---------      ---------      ---------
Net sales                                      $ 167,160      $ 114,099      $ 316,994      $ 234,207

Cost of sales                                    134,339         89,168        253,173        185,748
                                               ---------      ---------      ---------      ---------

     Gross profit                                 32,821         24,931         63,821         48,459

Operating expenses:

     Selling and marketing                         5,147          3,893          9,898          7,220

     General and administrative                    7,742          7,280         16,742         14,471

     Management fees and services                  1,837            552          3,692          1,059
                                               ---------      ---------      ---------      ---------

Income from operations                            18,095         13,206         33,489         25,709

Other income (expense):

     Interest                                     (9,584)       (12,491)       (17,795)       (25,033)

     Other income, net                                49            500            121            770
                                               ---------      ---------      ---------      ---------

Income before income taxes and                     8,560          1,215         15,815          1,446
  extraordinary item

Provision for income taxes                         3,852            524          7,115            625
                                               ---------      ---------      ---------      ---------

Income before extraordinary item                   4,708            691          8,700            821

Extraordinary loss from extinguishment of
  debt (net of income tax benefit of $989)            --         (1,300)            --         (1,300)
                                               ---------      ---------      ---------      ---------

Net income (loss)                              $   4,708      $    (609)     $   8,700      $    (479)
                                               =========      =========      =========      =========

Earnings per share:
     Income before extraordinary item          $    0.16      $    0.02      $    0.30      $    0.03
     Extraordinary item                               --          (0.04)            --          (0.04)
                                               ---------      ---------      ---------      ---------
     Net income (loss)                         $    0.16      $   (0.02)     $    0.30      $   (0.01)
                                               =========      =========      =========      =========

Weighted average common shares outstanding        29,316         29,607         29,369         29,607




     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                           Six months ended June 30,
                                                                           ------------------------
                                                                              1997          1996
                                                                           ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                                        $   8,700      $   (479)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation                                                            6,341         4,138
       Amortization of goodwill and intangible assets                          2,858         2,131
       Extraordinary loss on extinguishment of debt                               --         1,300
       Amortization of debt issuance costs                                     1,265         2,520
       Gain on sale of assets                                                     --           (49)
       Changes in assets and liabilities, net of
          effects of acquisitions:
         Accounts receivable                                                  11,371        11,178
         Refundable income taxes                                                  --         3,657
         Inventories                                                         (33,440)       (5,804)
         Prepaid expenses and other                                           (1,119)       (1,413)
         Deferred income tax asset, net                                        5,983         8,249
         Accounts payable                                                    (10,003)       (6,398)
         Accrued expenses                                                    (25,628)       (8,543)
         Other assets                                                          2,056         3,660
         Other liabilities                                                      (861)          332
                                                                           ---------      --------
           Net cash provided by (used in) operating activities               (32,477)       14,479
                                                                           ---------      --------

Cash flows from investing activities:
  Purchase of business, including acquisition costs                          (50,559)      (52,376)
  Purchases of property and equipment                                         (9,578)       (4,822)
  Proceeds from sale of assets                                                     4           913
  Net cash generated from assets held for sale                                    --        45,375
                                                                           ---------      --------
           Net cash used in investing activities                             (60,133)      (10,910)
                                                                           ---------      --------

Cash flows from financing activities:
  Borrowings on credit agreement and long-term debt                          110,500        33,272
  Repayment of long-term debt                                                 (1,091)      (30,379)
  Repayment of old accounts receivable financing                                  --       (45,000)
  Proceeds from new accounts receivable financing                                 --        35,000
  Repayment of new accounts receivable financing                             (18,000)      (10,000)
  Debt issuance costs                                                             --        (1,662)
  Other                                                                          550            --
                                                                           ---------      --------
           Net cash provided by (used in) financing activities                91,959       (18,769)
                                                                           ---------      --------

Net decrease in cash                                                            (651)      (15,200)

Cash, beginning of period                                                      2,290        18,341
                                                                           ---------      --------

Cash, end of period                                                        $   1,639      $  3,141
                                                                           =========      ========




     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

    The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 1997, and the results of its operations and its cash flows for the six and three month periods ended June 30, 1997 and 1996. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.   SIGNIFICANT ACQUISITION - SHADE/ALLIED, INC.

     Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied") for approximately $50,668, consisting of $49,477 in cash and $1,191 in direct acquisition costs, financed by the Company's bank credit agreement. This acquisition has been recorded following the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets and liabilities at their fair market values. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill and amortized on a straight-line basis over 40 years. The Company preliminarily allocated the purchase price as follows: trade accounts receivable of $4,585, inventories of $5,760, other current assets of $856, property, plant and equipment of $14,825, identifiable intangible assets of $5,610, deferred income tax liability of $7,316, current liabilities of $13,957, noncurrent liabilities of $1,051 and goodwill of $41,356. The operating results of Shade/Allied have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

                          AMERICAN PAD & PAPER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                           --------       --------
          Accounts receivable - trade, excluding $36,000
               and $54,000, respectively, which are sold as part
               of a $60,000 accounts receivable financing
               facility                                                    $ 64,399       $ 56,431
          Accounts receivable - other                                         4,309          2,839
          Less allowance for doubtful accounts and reserves for
               customers deductions, returns and cash discounts                (440)        (2,216)
                                                                           --------       --------

                                                                           $ 68,268       $ 57,054
                                                                           ========       ========

4.   INVENTORIES

     Inventories consisted of the following:

                                                                           June 30,    December 31,
                                                                             1997         1996
                                                                           --------     --------
          Raw materials and semi-finished goods                            $ 53,551     $ 41,505
          Work in process                                                     6,921        4,695
          Finished goods                                                     81,036       58,607
                                                                           --------     --------
                                                                            141,508      104,807
          LIFO reserve                                                        3,359          860
                                                                           --------     --------
                                                                           $144,867     $105,667
                                                                           ========     ========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                           --------       --------
          Land                                                             $  7,138       $  6,749
          Buildings                                                          30,886         30,532
          Machinery and equipment                                           108,760         96,790
          Office furniture and fixtures                                       9,391          8,263
          Construction in progress                                           11,185          5,060
                                                                           --------       --------
                                                                            167,360        147,394
          Less accumulated depreciation and amortization                     20,592         14,304
                                                                           --------       --------
                                                                           $146,768       $133,090
                                                                           ========       ========

                          AMERICAN PAD & PAPER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                           --------       --------
          Goodwill                                                         $191,632       $146,006
          Intangible assets, principally tradenames                          43,779         38,169
          Debt issuance costs                                                18,382         18,369
                                                                           --------       --------
                                                                            253,793        202,544
          Less accumulated amortization                                      14,300         10,177
                                                                           --------       --------
                                                                           $239,493       $192,367
                                                                           ========       ========



7.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                           --------       --------
          Acquisition integration costs                                    $ 12,514       $ 12,695
          Sales volume discounts                                              2,164         20,184
          Salaries and wages                                                 10,738          8,738
          Interest                                                            5,759          4,171
          Other                                                               5,109          9,253
                                                                           --------       --------
                                                                           $ 36,284       $ 55,041
                                                                           ========       ========


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

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



     If the Company had determined its earnings per share under the new accounting standard, the following earnings per share information would be presented:

                                      Three months           Six months
                                     ended June 30,        ended June 30,
                                   -----------------     -----------------
                                   1997        1996       1997       1996
                                   -----      ------      -----     ------
     Basic earnings per share      $0.17     $(0.02)      $0.32     $(0.02)
     Diluted earnings per share    $0.16     $(0.02)      $0.30     $(0.02)

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

8.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

     The 13% senior subordinated notes are guaranteed by Shade/Allied, Inc., a wholly owned subsidiary of American Pad & Paper Company of Delaware, Inc. ("Delaware"). The subsidiary guaranty is full, unconditional and joint and several. The Company is not a guarantor of the senior subordinated notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of June 30, 1997 and for the three and six months then ended is presented. Shade/Allied was acquired by Delaware on February 11, 1997 and, as a result, the six month period ended June 30, 1997 is the first period in which the Company's historical results include the results of operations of Shade/Allied and is the first period where Shade/Allied was a guarantor subsidiary. The condensed consolidating financial information is as follows:

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                              Condensed Consolidating Balance Sheet
                                                          June 30, 1997
--------------------------------------------------------------------------------------------------------------------
                                                  The         Guarantor     Nonguarantor                 Consolidated
                                                Company       subsidiary     subsidiary    Elimination       total
                                               ---------      ---------      ---------      ---------      ---------
          Assets
          ------
Current Assets:
   Cash                                        $   1,636      $       3      $      --      $      --      $   1,639
   Accounts receivable                             8,068          5,623         54,577             --         68,268
   Intercompany receivable (payable)              20,006         (3,723)       (16,283)            --             --
   Inventories                                   136,933          7,934             --             --        144,867
   Prepaid expenses and other current
     assets                                        3,442              3             42             --          3,487
   Deferred income taxes                          11,188             --             --             --         11,188
                                               ---------      ---------      ---------      ---------      ---------
     Total current assets                        181,273          9,840         38,336             --        229,449

Property, plant and equipment, net               132,641         14,127             --             --        146,768
Investment in subsidiaries                        90,753             --             --        (90,753)            --
Intangible assets, net                           192,600         46,483            410             --        239,493
Other                                              4,625             --             --             --          4,625
                                               ---------      ---------      ---------      ---------      ---------
     Total assets                              $ 601,892      $  70,450      $  38,746        (90,753)     $ 620,335
                                               =========      =========      =========      =========      =========
          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:
   Current portion of long-term debt           $   1,690      $      --      $      --      $      --      $   1,690
   Accounts payable                               34,334          7,467             --             --         41,801
   Accrued expenses                               33,803          2,419             62             --         36,284
   Income taxes payable                            6,870            128             --             --          6,998
                                               ---------      ---------      ---------      ---------      ---------
      Total current liabilities                   76,697         10,014             62             --         86,773

Long-term debt                                   379,703             --             --             --        379,703
Deferred income taxes                             31,117          7,316             --             --         38,433
Other liabilities                                    517          1,051             --             --          1,568
                                               ---------      ---------      ---------      ---------      ---------
      Total liabilities                          488,034         18,381             62             --        506,477

Stockholders' equity:
   Common stock                                      274             30             10            (40)           274
   Additional paid-in capital                    301,280         50,531         35,399        (85,930)       301,280
   Retained earnings (accumulated deficit)      (187,696)         1,508          3,275         (4,783)      (187,696)
                                               ---------      ---------      ---------      ---------      ---------
      Total stockholders' equity                 113,858         52,069         38,684        (90,753)       113,858
                                               ---------      ---------      ---------      ---------      ---------
      Total liabilities and stockholders'
       equity                                  $ 601,892      $  70,450      $  38,746      $ (90,753)     $ 620,335
                                               =========      =========      =========      =========      =========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                Condensed Consolidating Statement of Operations

                                  Three months ended June 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                            The           Guarantor      Nonguarantor                     Consolidated
                                          Company         Subsidiary      subsidiary      Eliminations        total
                                         ---------        ----------     ------------     ------------    ------------
Net sales                                $ 149,191        $  17,284       $      --        $     685        $ 167,160
Cost of sales                              118,635           15,019              --              685          134,339
                                         ---------        ---------       ---------        ---------        ---------
Gross profit                                30,556            2,265              --               --           32,821

Operating expenses:
   Selling and marketing                     4,447              700              --               --            5,147
   General and administrative                8,372              275            (905)              --            7,742
   Management fees and services              1,837               --              --               --            1,837
                                         ---------        ---------       ---------        ---------        ---------
Income from operations                      15,900            1,290             905               --           18,095

Other income (expense)
   Interest                                 (9,582)              28             (30)              --           (9,584)
   Other income, net                            49               --              --               --               49
                                         ---------        ---------       ---------        ---------        ---------
Income before income taxes                   6,367            1,318             875               --            8,560

Provision for income taxes                   2,866              593             393               --            3,852
                                         ---------        ---------       ---------        ---------        ---------
Income before equity in
   earnings of subsidiaries                  3,501              725             482               --            4,708
Equity in earnings of subsidiaries           1,207               --              --        $  (1,207)              --
                                         ---------        ---------       ---------        ---------        ---------
Net income                               $   4,708        $     725       $     482        $  (1,207)       $   4,708
                                         =========        =========       =========        =========        =========


                                  Six months ended June 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                            The           Guarantor      Nonguarantor                     Consolidated
                                          Company         Subsidiary      subsidiary      Eliminations        total
                                         ---------        ----------     ------------     ------------    ------------
Net sales                                $ 288,693        $  28,301       $      --        $      --        $ 316,994
Cost of sales                              228,236           24,937              --               --          253,173
                                         ---------        ---------       ---------        ---------        ---------
  Gross profit                              60,457            3,364              --               --           63,821

Operating expenses:
   Selling and marketing                     8,793            1,105              --               --            9,898
   General and administrative               17,795              752          (1,805)              --           16,742
   Management fees and services              3,692               --              --               --            3,692
                                         ---------        ---------       ---------        ---------        ---------
Income from operations                      30,177            1,507           1,805               --           33,489

Other income (expense)
   Interest                                (17,735)              --             (60)              --          (17,795)
   Other income, net                           121               --              --               --              121
                                         ---------        ---------       ---------        ---------        ---------
Income before income taxes                  12,563            1,507           1,745               --           15,815

Provision for income taxes                   5,652              678             785               --            7,115
                                         ---------        ---------       ---------        ---------        ---------
Income before equity in
   earnings of subsidiaries                  6,911              829             960               --            8,700
Equity in earnings of subsidiaries           1,789               --              --           (1,789)              --
                                         ---------        ---------       ---------        ---------        ---------
Net income                               $   8,700        $     829       $     960        $  (1,789)       $   8,700
                                         =========        =========       =========        =========        =========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     Condensed Consolidating Statement of Cash Flows
                                             Six months ended June 30, 1997
----------------------------------------------------------------------------------------------------------------------------
                                                     The           Guarantor      Nonguarantor                  Consolidated
                                                   Company         Subsidiary      subsidiary    Eliminations      total
                                                   ---------        ----------     ------------  ------------   ------------
Net cash provided by (used in)
  operating activities                             $ (32,505)       $    20        $     8        $    --       $ (32,477)

Investing activities
  Purchase of business, including
  acquisition costs                                  (50,559)            --             --             --         (50,559)
  Purchases of property, plant and equipment          (9,559)           (19)            --             --          (9,578)
  Proceeds from sale of assets                             4             --             --             --               4
                                                   ---------        -------        -------        -------       ---------
    Net cash used in investing activities            (60,114)           (19)            --             --         (60,133)
                                                   =========        =======        =======        =======       =========

Financing activities
  Proceeds from long-term debt                       110,500             --             --             --         110,500
  Repayment of long-term debt                         (1,091)            --             --             --          (1,091)
  Repayment of new accounts receivable
  facility                                           (18,000)            --             --             --         (18,000)
  Other                                                  558             --             (8)            --             550
                                                   ---------        -------        -------        -------       ---------
     Net cash provided by
        (used in) financing activities                91,967             --             (8)            --          91,959
                                                   ---------        -------        -------        -------       ---------
Increase (decrease) in cash                             (652)             1             --             --            (651)
Cash, beginning of period                              2,288              2             --             --           2,290
                                                   ---------        -------        -------        -------       ---------
Cash, end of period                                $   1,636        $     3        $    --        $    --       $   1,639
                                                   =========        =======        =======        =======       =========

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

    Strategic Acquisition. On February 11, 1997, the Company acquired Shade/Allied, a national supplier of machine papers, principally continuous computer forms. The purchase price of $50.7 million was financed with borrowings under the Company's bank credit agreement. Shade/Allied's products are distributed by both the Ampad and Williamhouse divisions and the manufacturing plants are integrated into the Ampad division. This acquisition provided the Company with a more significant position in a fourth product category.

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

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended June 30, 1997 and 1996. The Company's historical results of operations for each of these periods are significantly affected by the results for the following business acquired by the Company: (i) Niagara which was acquired on June 28, 1996 and (ii) Shade/Allied which was acquired on February 11, 1997.

                                           Three months ended June 30,             Six months ended June 30,
    Income Statement Data                      1997          1996                    1997          1996
    ---------------------                      -----         -----                   -----         -----
Net sales                                      100.0%        100.0%                  100.0%        100.0%
                                               =====         =====                   =====         =====
Gross profit                                    19.6          21.9                    20.1          20.7
Selling, general and administrative
  expenses                                      (7.7)         (9.8)                   (8.4)         (9.3)
Management fees and services                    (1.1)         (0.5)                   (1.1)         (0.4)
                                               -----         -----                   -----         -----
Income from operations                          10.8          11.6                    10.6          11.0
Interest expense, net                           (5.7)        (10.9)                   (5.6)        (10.7)

Other income                                    --             0.4                    --             0.3
                                               -----         -----                   -----         -----
Income before income taxes and
extraordinary item                               5.1           1.1                     5.0           0.6
Provision for income taxes                      (2.3)         (0.5)                   (2.3)         (0.3)
                                               -----         -----                   -----         -----

Income before extraordinary item                 2.8           0.6                     2.7           0.3
Extraordinary loss from extinguishment
  of debt                                       --            (1.1)                   --            (0.5)
                                               -----         -----                   -----         -----
Net income (loss)                                2.8%         (0.5)%                   2.7%         (0.2)%
                                               =====         =====                   =====         =====

                          AMERICAN PAD & PAPER COMPANY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                  (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Net Sales for the three months ended June 30, 1997 increased by $53.1 million, or 46.5%, to $167.2 million from $114.1 million for the three months ended June 30, 1996. Of this net sales increase, $26.2 million is related to the acquisition of Niagara and $17.3 million is related to the acquisition of Shade/Allied. Net sales from existing operations increased by approximately $9.6 million primarily as the result of strong sales in the superstores and contract stationers customer channels.

    Gross Profit for the three months ended June 30, 1997 increased by $7.9 million, or 31.6%, to $32.8 million from $24.9 million for the three months ended June 30, 1996. Approximately $4.0 million of the increase in gross profit is attributable to the acquisition of Niagara and $2.3 million is attributable to the Shade/Allied acquisition. The remaining increase in gross profit of approximately $1.6 million is attributable to the increased sales from existing operations. Gross profit margin decreased to 19.6% for the three months ended June 30, 1997 from 21.9% for the three months ended June 30, 1996. The decrease in gross profit margin is primarily attributable to increases in sales of relatively lower margin products, including those of Shade/Allied, in the second quarter of 1997.

    SG&A expenses for the three months ended June 30, 1997 increased $1.7 million, or 15.2%, to $12.9 million from $11.2 million for the three months ended June 30, 1996. The acquisitions of Niagara and Shade/Allied resulted in additional expense for the three months ended June 30, 1997 of approximately $2.0 million which was partially offset by increased efficiencies. Management fees and services expense for the second quarter of 1997 increased by approximately $1.3 million as compared to the same quarter of 1996 due primarily to a one year non-recurring consulting agreement with the former president of Niagara.

    Interest expense for the three months ended June 30, 1997 decreased $2.9 million to $9.6 million from $12.5 million for the three months ended June 30, 1996. The decrease is primarily attributable to the reduction in long-term debt which resulted from the Company's initial public offering of common stock in the third quarter of 1996. This decrease in indebtedness was partially offset by increased borrowings required for the Shade/Allied acquisition and for the increase in working capital.

    The income tax provision for the three month period ended June 30, 1997 reflects an effective tax rate of 45.0% versus an effective tax rate of 43.1% for the three month period ended June 30, 1996. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Niagara and Shade/Allied acquisitions.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Net Sales for the six months ended June 30, 1997 increased by $82.8 million, or 35.3%, to $317.0 million from $234.2 million for the six months ended June 30, 1996. Of this net sales increase, $52.7 million is related to the acquisition of Niagara and $28.3 million is related to the acquisition of Shade/Allied. The remaining increase of approximately $1.8 million is attributable to existing operations.

    Gross Profit for the six months ended June 30, 1997 increased by $15.3 million, or 31.6%, to $63.8 million from $48.5 million for the six months ended June 30, 1996. Approximately $7.5 million of the increase in gross profit is attributable to the acquisition of Niagara and $3.4 million is attributable to the Shade/Allied acquisition. The remaining increase in gross profit of approximately $4.5 million is primarily attributable to increased sales of higher margin proprietary products from existing operations, particularly in the first quarter of 1997. Gross profit margin decreased to 20.1% for the six months ended June 30, 1997 from 20.7% for the six months ended June 30, 1996. The decrease in gross profit margin is primarily attributable to the addition of sales of the relatively lower margin Shade/Allied products during the first half of 1997.

                          AMERICAN PAD & PAPER COMPANY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                  (CONTINUED)

    SG&A expenses for the six months ended June 30, 1997 increased $4.9 million, or 22.6%, to $26.6 million from $21.7 million for the six months ended June 30, 1996. The acquisitions of Niagara and Shade/Allied resulted in additional expense for the six months ended June 30, 1997 of approximately $4.3 million. Management fees and services expense for the first half of 1997 increased by approximately $2.6 million as compared to the first half of 1996 due primarily to a one year non-recurring consulting agreement with the former president of Niagara.

    Interest expense for the six months ended June 30, 1997 decreased $7.2 million to $17.8 million from $25.0 million for the six months ended June 30, 1996. The decrease is primarily attributable to the reduction in long-term debt which resulted from the Company's initial public offering of common stock in the third quarter of 1996. This decrease in indebtedness was partially offset by increased borrowings required for the Shade/Allied acquisition and for the increase in working capital.

    The income tax provision for the six month period ended June 30, 1997 reflects an effective tax rate of 45.0% versus an effective tax rate of 43.2% for the six month period ended June 30, 1996. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Niagara and Shade/Allied acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used by operating activities for the six months ended June 30, 1997 of $32.5 million was primarily the net result of the following: (i) a reduction of accounts receivable of $11.4 million as seasonal accounts receivable were collected during the first part of the year, (ii) an increase in inventories of $33.4 million due to a buildup in anticipation of seasonal, promotional and new product sales in the second half of the year and (iii) a reduction in accrued expenses of $25.6 million as annual customer volume rebates and incentive compensation were paid during the first half of 1997.

    Cash used in investing activities for the six months ended June 30, 1997 of $60.1 million was due to the acquisition of Shade/Allied and purchases of equipment.

    Net cash provided by financing activities during the first half of 1997 was $92.0 million and primarily resulted from repayment of $18.0 million in financing outstanding under the accounts receivable credit facility and borrowings of $110.5 million under the bank credit agreement to finance: (i) such repayment, (ii) the acquisition of Shade/Allied, (iii) the purchases of equipment and (iv) growth in working capital.

    Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the bank credit agreement and the accounts receivable facility and available cash on hand at June 30, 1997 of $1.6 million, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures, including anticipated capital expenditures of approximately $8 million during the remainder of 1997, and working capital requirements, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

                          AMERICAN PAD & PAPER COMPANY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                  (CONTINUED)

INFLATION

    The Company believes that inflation has not had a material impact on its results of operations for the three and six months ended June 30, 1997 and 1996.

NEWLY ISSUED ACCOUNTING STANDARD

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective December 15, 1997 and which prescribes a new presentation of earnings per share amounts as either "basic" or "diluted." Basic earnings per share is to be calculated as net income divided by the number of outstanding shares of common stock. Diluted earnings per share is to be calculated in a manner similar to the "primary" earnings per share currently presented by the Company. Diluted earnings per share is calculated as net income divided the number of outstanding shares of common stock, as adjusted for common stock options. The Company intends to implement the new accounting at the end of 1997 and, as part of its 1997 annual report to shareholders and Form 10-K, will restate its quarterly earnings per share following the guidelines in the new accounting standard. If the new standard had been implemented during the second quarter of 1997, earnings per share would have been presented as follows:

                                        Three months ended June 30,         Six months ended June 30,
                                        ---------------------------         -------------------------
                                               1997       1996                    1997     1996
                                               ----       ----                    ----     ----
    Basic earnings per share                  $0.17      $(0.02)                  $0.32    $(0.02)
    Diluted earnings per share                $0.16      $(0.02)                  $0.30    $(0.02)

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

    5. Significant changes in competitive factors, including product pricing conditions, affecting the Company.

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

===============================================================================

                           PART II  OTHER INFORMATION

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on April 22, 1997. The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:

                                                              Withheld, Against
               Matter                               Approved     or Abstained
               ------                              ---------- -----------------
Election of Class I Directors - Jonathan Lavine
     and Gregory M. Benson .....................   22,461,798       577,320

Ratification of Price Waterhouse LLP as
     independent auditors for the Company.......   23,031,223         3,895


ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:


       Exhibit No.          Description of Exhibit
       -----------          ----------------------
         10.1        Change of Control Agreement by and between the Company
                     and Kevin W. McAleer

         10.2 Indemnification Agreement by and between the Company and its officers and directors

         27.1        Financial Data Schedule

      (b)   Reports on Form 8-K.

      The following report on Form 8-K, which pertains to the acquisition of Shade/Allied, was filed during the second quarter of 1997:

          Current Report on Form 8-K/A filed April 24, 1997 relating to the Company's pro forma financial statements and Shade/Allied's historical financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. have duly caused this report to be signed on August 14, 1997 on their behalf by the undersigned thereunto duly authorized.


/s/ Kevin W. McAleer                  /s/ William W. Solomon, Jr.
----------------------------          -------------------------------
Kevin W. McAleer                      William W. Solomon, Jr.
Chief Financial Officer               Vice President - Controller
Principal Financial Officer           Principal Accounting Officer

                               INDEX TO EXHIBITS

       Exhibit No.          Description of Exhibit
       -----------          ----------------------

         10.1 Change of Control Agreement by and between the Company and Kevin W. McAleer

         10.2 Indemnification Agreement by and between the Company and its officers and directors

         27.1        Financial Data Schedule