Form 10-Q
period 1997-09-30
AMERICAN PAD & PAPER CO; AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1997-11-14
CIK 5588, 817647

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

         As of November 10, 1997, American Pad & Paper Company has 27,435,839 shares of Common Stock outstanding. As of November 10, 1997, American Pad & Paper Company of Delaware, Inc. had 100 shares of Common Stock outstanding, all of which are indirectly owned by American Pad & Paper Company.

===============================================================================

                          AMERICAN PAD & PAPER COMPANY

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART I        FINANCIAL INFORMATION

     Important Explanatory Note...........................................................................        2

     Item 1   Financial Statements

         Condensed Consolidated Balance Sheets as of
              September 30, 1997 (unaudited) and December 31, 1996........................................        3

         Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 1997 and 1996 (unaudited).....................................................        4

         Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1997 and 1996 (unaudited)...............................................        5

         Notes to Condensed Consolidated Financial Statements (unaudited).................................        6

     Item 2   Management's Discussion and Analysis of Financial Condition and Results of
              Operations .................................................................................       13

PART II  OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K............................................................       17

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

                          AMERICAN PAD & PAPER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              September 30,  December 31,
                                                                                  1997           1996
                                                                               ---------      ---------
                                    ASSETS

Current assets:
       Cash                                                                    $     674      $   2,290
       Accounts receivable                                                        77,625         57,054
       Inventories                                                               157,882        105,667
       Prepaid expense and other current assets                                    2,798          4,739
       Deferred income taxes                                                      11,188         10,754
                                                                               ---------      ---------
              Total current assets                                               250,167        180,504

Property, plant and equipment                                                    148,810        133,090
Intangible assets                                                                237,581        192,367
Other                                                                              4,543          3,456
                                                                               ---------      ---------
              Total assets                                                     $ 641,101      $ 509,417
                                                                               =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                                       $   1,657      $   2,171
       Accounts payable                                                           67,440         44,932
       Accrued expenses                                                           40,309         55,041
       Income taxes payable                                                        7,950            503
                                                                               ---------      ---------
              Total current liabilities                                          117,356        102,647

Long-term debt                                                                   368,547        269,812
Deferred income taxes                                                             38,433         30,981
Other                                                                              1,260          1,378
                                                                               ---------      ---------
              Total liabilities                                                  525,596        404,818
                                                                               ---------      ---------

Commitments and contingencies
Stockholders' equity:
       Preferred stock, 150 shares authorized,
              no shares issued and outstanding                                        --             --
       Common stock, voting, $0.01 par value, 75,000
              shares authorized, 27,436 and 27,400 issued and outstanding,
              respectively                                                           274            274
       Additional paid-in capital                                                301,280        300,721
       Accumulated deficit                                                      (186,049)      (196,396)
                                                                               ---------      ---------
              Total stockholders' equity                                         115,505        104,599
                                                                               ---------      ---------

              Total liabilities and stockholders' equity                       $ 641,101      $ 509,417
                                                                               =========      =========


     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                               ------------------------      ------------------------
                                                 1997            1996           1997           1996
                                               ---------      ---------      ---------      ---------
Net sales                                      $ 176,462      $ 173,606      $ 493,456      $ 407,813

Cost of sales                                    148,246        137,569        401,419        323,317
                                               ---------      ---------      ---------      ---------

     Gross profit                                 28,216         36,037         92,037         84,496

Operating expenses:

     Selling and marketing                         5,425          4,945         15,323         12,165

     General and administrative                    9,463          7,581         26,205         22,051

     Management fees and services                    592          1,786          4,284          2,846
                                               ---------      ---------      ---------      ---------

Income from operations                            12,736         21,725         46,225         47,434

Other income (expense):

     Interest                                     (9,851)        (9,940)       (27,646)       (34,972)

     Other income, net                               112            408            233          1,179
                                               ---------      ---------      ---------      ---------

Income before income taxes and
   extraordinary item                              2,997         12,193         18,812         13,641

Provision for income taxes                         1,350          5,268          8,465          5,893
                                               ---------      ---------      ---------      ---------

Income before extraordinary item                   1,647          6,925         10,347          7,748

Extraordinary loss from extinguishment of
   debt (net of income tax benefit of
   $12,018 and $13,009, respectively)                 --        (18,695)            --        (19,995)
                                               ---------      ---------      ---------      ---------

Net income (loss)                              $   1,647      $ (11,770)     $  10,347      $ (12,247)
                                               =========      =========      =========      =========

Earnings per share:
       Income before extraordinary item        $    0.06      $    0.24      $    0.35      $    0.26
       Extraordinary item                             --          (0.64)            --          (0.67)
                                               ---------      ---------      ---------      ---------
       Net income (loss)                       $    0.06      $   (0.40)     $    0.35      $   (0.41)
                                               =========      =========      =========      =========

Weighted average common shares outstanding        29,389         29,351         29,382         29,607



     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                                   1997            1996
                                                                                 ---------      ---------
Cash flows from operating activities:
    Net income (loss)                                                            $  10,347      $ (12,247)
    Adjustments to reconcile net income (loss) to net cash provided by (used
      in) operating activities:
         Depreciation                                                                9,167          6,796
         Amortization of goodwill and intangible assets                              4,528          3,340
         Extraordinary loss on extinguishment of debt                                   --         19,995
         Amortization of debt issuance costs                                         1,900          3,167
         Gain on sale of assets                                                         --            (49)
         Changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable                                                     (9,649)       (12,035)
            Refundable income taxes                                                     --          3,657
            Inventories                                                            (47,703)         8,638
            Prepaid expenses and other                                                (798)        (1,279)
            Deferred income tax asset, net                                           6,935         12,795
            Accounts payable                                                        15,637         (5,457)
            Accrued expenses                                                       (21,603)        (2,852)
            Other assets                                                             2,139          1,646
            Other liabilities                                                       (1,216)           677
                                                                                 ---------      ---------
              Net cash provided by (used in) operating activities                  (30,316)        26,792
                                                                                 ---------      ---------

Cash flows from investing activities:
    Purchase of business, including acquisition costs                              (50,666)       (52,894)
    Purchases of property and equipment                                            (15,448)        (7,630)
    Proceeds from sale of assets                                                     3,286            913
    Net cash generated from assets held for sale                                        --         40,272
                                                                                 ---------      ---------
              Net cash used in investing activities                                (62,828)       (19,339)
                                                                                 ---------      ---------

Cash flows from financing activities:
    Borrowings on credit agreement and long-term debt                               99,400        192,773
    Repayment of long-term debt                                                     (1,179)      (351,213)
    Repayment of old accounts receivable financing                                      --        (45,000)
    Proceeds from new accounts receivable financing                                 39,000         45,000
    Repayment of new accounts receivable financing                                 (46,000)       (10,000)
    Redemption premiums included in extraordinary loss                                  --         (7,700)
    Debt issuance costs                                                                 --         (9,572)
    Net proceeds from initial public offering                                           --        173,118
    Other                                                                              307             --
                                                                                 ---------      ---------

              Net cash provided by (used in) financing activities                   91,528        (12,594)
                                                                                 ---------      ---------

Net decrease in cash                                                                (1,616)        (5,141)

Cash, beginning of period                                                            2,290         18,341
                                                                                 ---------      ---------

Cash, end of period                                                              $     674      $  13,200
                                                                                 =========      =========


     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 1997, and the results of its operations and its cash flows for the nine and three month periods ended September 30, 1997 and 1996. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.       SIGNIFICANT ACQUISITION - SHADE/ALLIED, INC.

         Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied") for approximately $50,668, consisting of $49,477 in cash and $1,191 in direct acquisition costs, financed by the Company's bank credit agreement. This acquisition has been recorded following the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets and liabilities at their fair market values. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill and amortized on a straight-line basis over 40 years. The Company preliminarily allocated the purchase price as follows: trade accounts receivable of $4,585, inventories of $5,760, other current assets of $856, property, plant and equipment of $14,825, identifiable intangible assets of $5,610, deferred income tax liability of $7,316, current liabilities of $13,957, noncurrent liabilities of $1,145 and goodwill of $41,450. The operating results of Shade/Allied have been included in the accompanying condensed consolidated financial statements since the date of acquisition.

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                              September 30,  December 31,
                                                                  1997          1996
                                                                --------      --------
Accounts receivable - trade, excluding $47,000 and $54,000,
         respectively, which are sold as part of a $60,000
         accounts receivable financing facility                 $ 74,188      $ 56,431
Accounts receivable - other                                        4,424         2,839

Less allowance for doubtful accounts and reserves for
         customers deductions, returns and cash discounts           (987)       (2,216)
                                                                --------      --------
                                                                $ 77,625      $ 57,054
                                                                ========      ========


4.       INVENTORIES

         Inventories consist of the following:

                                        September 30, December 31,
                                            1997         1996
                                          --------     --------
Raw materials and semi-finished goods     $ 53,787     $ 41,505
Work in process                              5,077        4,695
Finished goods                              97,260       58,607
                                          --------     --------
                                           156,124      104,807
LIFO reserve                                 1,758          860
                                          --------     --------
                                          $157,882     $105,667
                                          ========     ========


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                 September 30, December 31,
                                                     1997         1996
                                                   --------     --------
Land                                               $  7,138     $  6,749
Buildings                                            30,544       30,532
Machinery and equipment                             108,880       96,790
Office furniture and fixtures                         9,467        8,263
Construction in progress                             15,889        5,060
                                                   --------     --------
                                                    171,918      147,394
Less accumulated depreciation and amortization       23,108       14,304
                                                   --------     --------
                                                   $148,810     $133,090
                                                   ========     ========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                            September 30, December 31,
                                                1997         1996
                                              --------     --------
Goodwill                                      $191,786     $146,006
Intangible assets, principally tradenames       44,023       38,169
Debt issuance costs                             18,377       18,369
                                              --------     --------
                                               254,186      202,544
Less accumulated amortization                   16,605       10,177
                                              --------     --------
                                              $237,581     $192,367
                                              ========     ========


7.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                               September 30, December 31,
                                    1997        1996
                                  -------     -------
Acquisition integration costs     $10,167     $12,695
Sales volume discounts              5,726      20,184
Salaries and wages                  9,553       8,738
Interest                            9,474       4,171
Other                               5,389       9,253
                                  -------     -------
                                  $40,309     $55,041
                                  =======     =======

8.       EARNINGS PER SHARE

         Effective December 15, 1997, the Company will report basic and diluted earnings per share following the guidance provided in Statement of Financial Accounting Standards Number 128, Earnings Per Share. Basic earnings per share will be computed as the quotient of net income divided by the actual number of outstanding shares of common stock at the end of a period. Diluted earnings per share will be computed as the quotient of net income divided by the number of outstanding shares of common stock as adjusted for common stock options. The adjustment for common stock options will be calculated by assuming that all dilutive options are exercised, that the proceeds from such exercise are used to repurchase shares of the Company's stock at the average price of the common stock during the period and that the Company will also generate proceeds and repurchase shares from the tax benefits associated with the assumed exercise of the common stock options. Early adoption of this new accounting standard is not permitted nor is the Company permitted to present the earnings per share information calculated following this guidance on the face of the Company's statement of operations.

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         If the Company had determined its earnings per share under the new accounting standard, the following earnings per share information would be presented:

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                     -------------------               --------------------
                                                      1997         1996                 1997          1996
                                                     ------       ------               ------        ------
         Basic earnings per share                     $0.06       $(0.43)               $0.38        $(0.45)
         Diluted earnings per share                   $0.06       $(0.40)               $0.35        $(0.41)


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

9.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

         The 13% senior subordinated notes are guaranteed by Shade/Allied, Inc., a wholly owned subsidiary of American Pad & Paper Company of Delaware, Inc. ("Delaware"). The subsidiary guaranty is full, unconditional and joint and several. The Company is not a guarantor of the senior subordinated notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of September 30, 1997 and for the three and nine months then ended is presented. Shade/Allied was acquired by Delaware on February 11, 1997 and, as a result, the nine month period ended September 30, 1997 is the first period in which the Company's historical results include the results of operations of Shade/Allied and is the first period where Shade/Allied was a guarantor subsidiary. The condensed consolidating financial information is as follows:

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                       Condensed Consolidating Balance Sheet
                                                September 30, 1997
----------------------------------------------------------------------------------------------------------------------


                                                   The        Guarantor     Nonguarantor                  Consolidated
                                                 Company      subsidiary     subsidiary   Eliminations        total
                                                ---------     ----------     ----------   ------------      ---------
                   Assets

Current assets:
    Cash                                        $     671      $       3      $     --       $      --      $     674
    Accounts receivable                             3,892          2,108         71,625             --         77,625
    Intercompany receivable (payable)              45,568        (12,496)       (33,072)            --             --
    Inventories                                   150,978          6,904             --             --        157,882
    Prepaid expenses and other current
      assets                                        2,732             36             30             --          2,798
    Deferred income taxes                          11,188             --             --             --         11,188
                                                ---------      ---------      ---------      ---------      ---------
       Total current assets                       215,029         (3,445)        38,583             --        250,167

Property, plant and equipment                     134,592         14,218             --             --        148,810
Investment in subsidiaries                         90,969             --             --        (90,969)            --
Intangible assets                                 191,056         46,145            380             --        237,581
Other                                               4,543             --             --             --          4,543
                                                ---------      ---------      ---------      ---------      ---------
       Total assets                             $ 636,189      $  56,918      $  38,963      $ (90,969)     $ 641,101
                                                =========      =========      =========      =========      =========

    Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt           $   1,657      $      --      $      --      $      --      $   1,657
    Accounts payable                               64,261          3,179             --             --         67,440
    Accrued expenses                               38,576          1,613            120             --         40,309
    Income taxes payable                            7,950             --             --             --          7,950
                                                ---------      ---------      ---------      ---------      ---------
       Total current liabilities                  112,444          4,792            120             --        117,356

Long-term debt                                    368,547             --             --             --        368,547
Deferred income taxes                              38,433             --             --             --         38,433
Other liabilities                                   1,260             --             --             --          1,260
                                                ---------      ---------      ---------      ---------      ---------
       Total liabilities                          520,684          4,792            120             --        525,596
                                                ---------      ---------      ---------      ---------      ---------

Stockholders' equity:
    Common stock                                      274             30             10            (40)           274
    Additional paid-in capital                    301,280         50,588         35,399        (85,987)       301,280
    Retained earnings (accumulated deficit)      (186,049)         1,508          3,434         (4,942)      (186,049)
                                                ---------      ---------      ---------      ---------      ---------
       Total stockholders' equity                 115,505         52,126         38,843        (90,969)       115,505
                                                ---------      ---------      ---------      ---------      ---------
       Total liabilities and stockholders'
         equity                                 $ 636,189      $  56,918      $  38,963      $ (90,969)     $ 641,101
                                                =========      =========      =========      =========      =========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                               Condensed Consolidating Statement of Operations

                                   Three months ended September 30, 1997
------------------------------------------------------------------------------------------------------------



                                          The        Guarantor     Nonguarantor                 Consolidated
                                        Company      subsidiary    subsidiary    Eliminations       total
                                       ---------     ----------    ----------      ---------      ---------
Net sales                              $ 176,462      $  15,858     $      --      $ (15,858)     $ 176,462
Cost of sales                            148,246         15,858            --        (15,858)       148,246
                                       ---------      ---------     ---------      ---------      ---------
    Gross profit                          28,216             --            --             --         28,216

Operating expenses:
    Selling and marketing                  5,425             --            --             --          5,425
    General and administrative             9,782             --          (319)            --          9,463
    Management fees and services             592             --            --             --            592
                                       ---------      ---------     ---------      ---------      ---------
Income from operations                    12,417             --           319             --         12,736

Other income (expense)
    Interest                              (9,821)            --           (30)            --         (9,851)
    Other income, net                        112             --            --             --            112
                                       ---------      ---------     ---------      ---------      ---------
Income before income taxes                 2,708             --           289             --          2,997

Provision for income taxes                 1,220             --           130             --          1,350
                                       ---------      ---------     ---------      ---------      ---------
Income before equity in
    earnings of subsidiaries               1,488             --           159             --          1,647
Equity in earnings of subsidiaries           159             --            --           (159)            --
                                       ---------      ---------     ---------      ---------      ---------
Net income                             $   1,647      $      --     $     159      $    (159)     $   1,647
                                       =========      =========     =========      =========      =========


                                 Nine months ended September 30, 1997
------------------------------------------------------------------------------------------------------------
                                          The        Guarantor    Nonguarantor                  Consolidated
                                        Company      subsidiary    subsidiary     Eliminations      total
                                       ---------     ----------    ----------      ---------      ---------
Net sales                              $ 465,155      $  44,159     $      --      $ (15,858)     $ 493,456
Cost of sales                            376,482         40,795            --        (15,858)       401,419
                                       ---------      ---------     ---------      ---------      ---------
     Gross profit                         88,673          3,364            --             --         92,037

Operating expenses:
    Selling and marketing                 14,218          1,105            --             --         15,323
    General and administrative            27,577            752        (2,124)            --         26,205
    Management fees and services           4,284             --            --             --          4,284
                                       ---------      ---------     ---------      ---------      ---------
Income from operations                    42,594          1,507         2,124             --         46,225

Other income (expense)
    Interest                             (27,556)            --           (90)            --        (27,646)
    Other income, net                        233             --            --             --            233
                                       ---------      ---------     ---------      ---------      ---------
Income before income taxes                15,271          1,507         2,034             --         18,812

Provision for income taxes                 6,872            678           915             --          8,465
                                       ---------      ---------     ---------      ---------      ---------
Income before equity in
    earnings of subsidiaries               8,399            829         1,119             --         10,347
Equity in earnings of subsidiaries
                                           1,948             --            --         (1,948)            --
                                       ---------      ---------     ---------      ---------      ---------
Net income                             $  10,347      $     829     $   1,119      $  (1,948)     $  10,347
                                       =========      =========     =========      =========      =========

                          AMERICAN PAD & PAPER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          Condensed Consolidating Statement of Cash Flows
                                               Nine months ended September 30, 1997
 ---------------------------------------------------------------------------------------------------------------------------------
                                                         The           Guarantor     Nonguarantor                    Consolidated
                                                       Company         subsidiary     subsidiary     Eliminations        total
                                                      --------         --------         --------         ------        --------
Net cash provided by (used in)
    operating activities                              $(30,375)        $     51         $      8         $   --        $(30,316)

Investing activities:
    Purchase of business, including
      acquisition costs                                (50,666)              --               --             --         (50,666)
    Purchases of property, plant and equipment         (15,398)             (50)              --             --         (15,448)
    Proceeds from sale of assets                         3,286               --               --             --           3,286
                                                      --------         --------         --------         ------        --------
      Net cash used in investing activities            (62,778)             (50)              --             --         (62,828)
                                                      --------         --------         --------         ------        --------

Financing activities:
    Proceeds from long-term debt                        99,400               --               --             --          99,400
    Repayment of long-term debt                         (1,179)              --               --             --          (1,179)
    Repayment of new accounts receivable
      facility                                          (7,000)              --               --             --          (7,000)
    Other                                                  315               --               (8)            --             307
                                                      --------         --------         --------         ------        --------
      Net cash provided by
         (used in) financing activities                 91,536               --               (8)            --          91,528
                                                      --------         --------         --------         ------        --------
Increase (decrease) in cash                             (1,617)               1               --             --          (1,616)
Cash, beginning of period                                2,288                2               --             --           2,290
                                                      --------         --------         --------         ------        --------
Cash, end of period                                   $    671         $      3         $     --         $   --        $    674
                                                      ========         ========         ========         ======        ========

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

RESULTS OF OPERATIONS

         The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended September 30, 1997 and 1996. The Company's historical results of operations for each of these periods are significantly affected by the results for the following business acquired by the Company: (i) Niagara which was acquired on June 28, 1996 and (ii) Shade/Allied which was acquired on February 11, 1997.

                                                 Three months ended September 30,   Nine months ended September 30,
    Income Statement Data                               1997            1996            1997            1996
    ---------------------                               ----            ----            ----            ----
Net sales                                              100.0%          100.0%          100.0%          100.0%
                                                      ======          ======          ======          ======
Gross profit                                            16.0            20.8            18.7            20.7
Selling, general and administrative expenses            (8.4)           (7.2)           (8.4)           (8.4)
Management fees and services                            (0.4)           (1.1)           (0.9)           (0.7)
                                                      ------          ------          ------          ------
Income from operations                                   7.2            12.5             9.4            11.6
Interest expense, net                                   (5.6)           (5.7)           (5.6)           (8.6)
Other income                                             0.1             0.2             --              0.3
                                                      ------          ------          ------          ------
Income before income taxes and
  extraordinary item                                     1.7             7.0             3.8             3.3
Provision for income taxes                              (0.8)           (3.0)           (1.7)           (1.4)
                                                      ------          ------          ------          ------
Income before extraordinary item                         0.9             4.0             2.1             1.9
Extraordinary loss from extinguishment of debt           --            (10.8)            --             (4.9)
                                                      ------          ------          ------          ------
Net income (loss)                                        0.9%           (6.8)%           2.1%           (3.0)%
                                                      ======          ======          ======          ======

                          AMERICAN PAD & PAPER COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net Sales for the three months ended September 30, 1997 increased by $2.9 million, or 1.7%, to $176.5 million from $173.6 million for the three months ended September 30, 1996. Of this net sales increase, $18.2 million is related to the acquisition of Shade/Allied offset by a decrease in net sales from existing operations of approximately $15.3 million primarily as the result of reduced sales in the mass merchant and superstores customer channels.

Gross Profit for the three months ended September 30, 1997 decreased by $7.8 million, or 21.7%, to $28.2 million from $36.0 million for the three months ended September 30, 1996. The acquisition of Shade/Allied resulted in an increase in gross profit of approximately $2.4 million. The remaining decrease in gross profit of approximately $10.2 million is attributable to the reduced sales from existing operations. Gross profit margin decreased to 16.0% for the three months ended September 30, 1997 from 20.8% for the three months ended September 30, 1996. The decrease in gross profit margin is primarily attributable to increases in sales of relatively lower margin products, including those of Shade/Allied, as well as a highly competitive pricing market in the third quarter of 1997.

         SG&A expenses for the three months ended September 30, 1997 increased $2.4 million, or 18.9%, to $14.9 million from $12.5 million for the three months ended September 30, 1996. This increase in SG&A expenses is primarily attributable to the acquisition of Shade/Allied. Management fees and services expense for the third quarter of 1997 decreased by approximately $1.2 million as compared to the same quarter of 1996 due primarily to a one year non-recurring consulting agreement with the former president of Niagara.

         Interest expense for the three months ended September 30, 1997 of $9.9 million was approximately equal to interest expense for the three months ended September 30, 1996.

         The income tax provision for the three month period ended September 30, 1997 reflects an effective tax rate of 45.0% versus an effective tax rate of 43.2% for the three month period ended September 30, 1996. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Shade/Allied acquisition.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net Sales for the nine months ended September 30, 1997 increased by $85.7 million, or 21.0%, to $493.5 million from $407.8 million for the nine months ended September 30, 1996. Of this net sales increase, $52.7 million is related to the acquisition of Niagara and $46.5 million is related to the acquisition of Shade/Allied. The remaining decrease of approximately $13.5 million is attributable to existing operations and primarily is the result of reduced sales in the mass merchant and superstores customer channels.

         Gross Profit for the nine months ended September 30, 1997 increased by $7.5 million, or 8.9%, to $92.0 million from $84.5 million for the nine months ended September 30, 1996. Approximately $7.5 million of the increase in gross profit is attributable to the acquisition of Niagara and $5.8 million is attributable to the Shade/Allied acquisition. The remaining decrease in gross profit of approximately $5.8 million is primarily attributable to reduced sales from existing operations and competitive pricing pressures. Gross profit margin decreased to 18.7% for the nine months ended September 30, 1997 from 20.7% for the nine months ended September 30, 1996. The decrease in gross profit margin is primarily attributable to the addition of sales of the relatively lower margin Shade/Allied products and the highly competitive pricing environment experienced in 1997.

                          AMERICAN PAD & PAPER COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



         SG&A expenses for the nine months ended September 30, 1997 increased $7.3 million, or 21.4%, to $41.5 million from $34.2 million for the nine months ended September 30, 1996. The acquisitions of Niagara and Shade/Allied resulted in additional expense for the nine months ended September 30, 1997 of approximately $6.3 million. Management fees and services expense for the first nine months of 1997 increased by approximately $1.4 million as compared to the comparable period of 1996 due primarily to a one year non-recurring consulting agreement with the former president of Niagara which commenced in the third quarter of 1996.

         Interest expense for the nine months ended September 30, 1997 decreased $7.3 million to $27.7 million from $35.0 million for the nine months ended September 30, 1996. The decrease is primarily attributable to the reduction in long-term debt which resulted from the Company's initial public offering of common stock in the third quarter of 1996. This decrease in indebtedness was partially offset by increased borrowings required for the Shade/Allied acquisition and for the increase in working capital.

         The income tax provision for the nine month period ended September 30, 1997 reflects an effective tax rate of 45.0% versus an effective tax rate of 43.2% for the nine month period ended September 30, 1996. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Niagara and Shade/Allied acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the nine months ended September 30, 1997 of $30.3 million was primarily the net result of the following: (i) cash provided from net income of $25.9 million after adjustment for non-cash expenses, (ii) an increase in accounts receivable of $9.6 million as a result of the increased sales volumes, (iii) an increase in inventories net of increased accounts payable of $32.1 million due to a buildup in anticipation of seasonal, promotional and new product sales and (iv) a reduction in accrued expenses of $21.6 million as annual customer volume rebates and incentive compensation were paid early in 1997.

          Cash used in investing activities for the nine months ended September 30, 1997 of $62.8 million was due to the acquisition of Shade/Allied and purchases of equipment.

         Net cash provided by financing activities during the first nine months of 1997 was $91.5 million and primarily resulted from repayment of $7.0 million in financing outstanding under the accounts receivable credit facility and borrowings of $99.4 million under the bank credit agreement to finance: (i) such repayment, (ii) the acquisition of Shade/Allied, (iii) the purchases of equipment and (iv) growth in working capital.

         Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the bank credit agreement and the accounts receivable facility and available cash on hand at September 30, 1997 of $.7 million, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures, including anticipated capital expenditures of approximately $2 million during the remainder of 1997, and to meet working capital requirements.

         As part of the Company's expected growth in the near term and in connection with certain potential acquisitions which may be completed in the next year, the Company has commenced discussions with its lenders to increase the amount of borrowing capacity available under the revolving credit agreement and to modify certain debt covenants. The Company has been given preliminary oral indications the results of such discussions will be favorable. To the extent that the Company does not obtain these changes to its existing revolving credit agreement, the Company may not be in compliance with the required minimum ratio of consolidated debt to EDITDA (earnings before interest, taxes, depreciation and amortization) at the end of the fourth quarter of 1997. The Company expects that its banking group will either waive such covenant or amend the required ratio to an acceptable level for 1998. In the unlikely event that neither a waiver or amendment is obtained, it may be necessary for the Company to reduce its capital spending in 1998, alter its capital asset financing programs in 1998 or lower its operating costs during 1998 in order to meet the required ratio of consolidated debt to EDITDA.

         Additionally, the ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

                          AMERICAN PAD & PAPER COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for the three and nine months ended September 30, 1997 and 1996.

NEWLY ISSUED ACCOUNTING STANDARD

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective December 15, 1997 and which prescribes a new presentation of earnings per share amounts as either "basic" or "diluted." Basic earnings per share is to be calculated as net income divided by the number of outstanding shares of common stock. Diluted earnings per share is to be calculated in a manner similar to the "primary" earnings per share currently presented by the Company. Diluted earnings per share is calculated as net income divided by the number of outstanding shares of common stock, as adjusted for common stock options. The Company intends to implement the new accounting standard at the end of 1997 and, as part of its 1997 annual report to shareholders and Form 10-K, will restate its quarterly earnings per share following the guidelines in the new accounting standard. If the new standard had been implemented during the third quarter of 1997, earnings per share would have been presented as follows:


                               Three months ended September 30,  Nine months ended September 30,
                                  ---------------------------      --------------------------
                                      1997            1996             1997            1996
                                  -----------     -----------      -----------     ----------
Basic earnings per share          $      0.06     $     (0.43)     $      0.38     $     (0.45)
Diluted earnings per share        $      0.06     $     (0.40)     $      0.35     $     (0.41)


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



                            PART II OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

       Exhibit No.                          Description of Exhibit
       ----------                           ----------------------

         27.1         Financial Data Schedule

    (b)  Reports on Form 8-K.

         The following reports on Form 8-K were filed during the third quarter of 1997 and through the date of the filing of this report:

         (1) Current Report on Form 8-K filed September 25, 1997 relating to the Company's September 15, 1997 press release stating that it expects to report significantly lower than expected revenues and earnings for the third and fourth quarters of 1997.

         (2) Current Report on Form 8-K filed November 12, 1997 relating to the Company's November 3, 1997 press release announcing the resignation of Kevin McAleer, Chief Financial Officer.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. have duly caused this report to be signed on November 14, 1997 on their behalf by the undersigned thereunto duly authorized.

/s/ William W. Solomon, Jr.
------------------------------------------
William W. Solomon, Jr.
Vice President - Controller
Principal Financial and Accounting Officer

                                Index to Exhibits


     Exhibit No.                          Description of Exhibit
     ----------                           ----------------------

       27.1                Financial Data Schedule