Form 10-K
period 1997-12-31
AMERICAN PAD & PAPER CO; AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1998-03-27
CIK 5588, 817647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
                               DECEMBER 31, 1997

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

American Pad & Paper Company                    Yes   X           No ____
American Pad & Paper Company of Delaware, Inc.  Yes   X           No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 10, 1998, there were 27,724,045 outstanding shares of American Pad & Paper Company common stock and the aggregate market value of the common stock of American Pad & Paper Company held by non-affiliates was approximately $81,918,821.

                      DOCUMENTS INCORPORATED BY REFERENCE

     American Pad & Paper Company incorporates its 1998 Annual Proxy Statement to Stockholders.
================================================================================

IMPORTANT NOTE -- COMBINED FILING FOR AMERICAN PAD & PAPER COMPANY AND AMERICAN
                  PAD & PAPER COMPANY OF DELAWARE, INC.

     American Pad & Paper Company (the "Company") and American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") are filing a combined Annual Report on Form 10-K in accordance with general instruction J to Form 10-K. The Company owns 100% of the outstanding common stock of AP&P Delaware. The Company has 27,724,045 shares of outstanding common stock on March 10, 1998 and is listed on the New York Stock Exchange. AP&P Delaware has issued $130 million of 13% Senior Subordinated Notes ("Notes") which trade on the over the counter market. The Company is a holding company with no operations and owns 100% of the outstanding common shares of WR Acquisition, Inc. ("WR Acquisition"). WR Acquisition is also a holding company with no operations which owns 100% of the outstanding common shares of AP&P Delaware. AP&P Delaware is the operating company in which all the operations of the Company take place. There are no differences between the Company and AP&P Delaware except as just described. The Company has followed full push-down accounting for the financial statements of AP&P Delaware such that the only differences between the two registrants relate to the capital structure just described. The management of the Company has determined that it would not be meaningful to the holders of the Company's common stock or to the holders of AP&P Delaware's Notes to receive Annual Reports on Form 10-K which are different and, as a result, the Company has elected to file only one Form 10-K and provide only one set of consolidated financial statements for both registrants to its shareholders in this annual report. On file with the Securities and Exchange Commission and available on request, is the same Form 10-K which includes consolidated financial statements for AP&P Delaware.

ITEM 1. BUSINESS

GENERAL

     The Company is one of the larger manufacturers and marketers of paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad product line including nationally branded and private label writing pads, file folders, envelopes, machine papers and other office products. Through its Ampad division, the Company is among the largest manufacturers of pads and other paper-based writing products, filing supplies, machine papers and retail envelopes to many of the largest and fastest growing office products distributors. Established in 1888, the Company's Ampad division has been a leading supplier of pads and other paper-based writing products throughout its history. Acquired in October 1995, the Company's Williamhouse division is the leading supplier of mill branded, specialty and commodity business envelopes and machine papers to paper merchants/distributors. The Company maintains several nationally-recognized brand names such as Ampad, Century, Embassy, Evidence, Gold Fibre, Huxley, Karolton, Kent, Peel & Seel, SCM, Williamhouse and World Fibre. The Company's strategy is to grow by focusing on the largest and fastest growing office product distribution channels, making acquisitions, introducing new product lines, broadening product distribution across its channels and maintaining its position among the lowest-cost manufacturers in the industry. As a result of this strategy, the Company's net sales have grown at a compound annual rate of approximately 45% from 1992 to 1997.

     Since the mid-1980s, the office products industry has experienced significant changes in the channels through which office products are distributed such as the emergence of new channels, including national office products superstores, national contract stationers and mass merchandisers, and consolidation within these and other channels. The channels through which office products are distributed from the manufacturer to the end-user include retail channels such as national office products superstores, mass merchandisers and warehouse clubs; commercial channels such as national contract stationers; paper merchants/distributors; and other channels such as regional distributors, school campuses and direct mail. The three dominant national superstores (Office Depot, OfficeMax and Staples) have experienced significant growth. The four largest paper merchants (Nationwide, xpedx, Unisource and Zellerbach) have experienced significant growth primarily through consolidation.

HISTORY

     From 1986 to 1992, Ampad operated as a subsidiary of Mead. On July 31, 1992, the Company acquired Ampad from Mead Corporation ("Mead") in an acquisition led by Bain Capital, Inc. ("Bain Capital") and senior management. Since the acquisition, management has enhanced the Company's scale, broadened its product line, expanded upon its national presence and strengthened its distribution capabilities through acquisition and innovation while simultaneously delivering higher customer service levels. In July 1994, the Company acquired the assets and assumed certain liabilities of SCM, one of the industry leaders in hanging files and writing products. In August 1995, the Company acquired the file folder and file product lines of American Trading and Production Corporation's ("Atapco") Globe-Weis office products division. Prior to the acquisition, Atapco was one of the leading providers of file folders and hanging files to office product superstores. The acquisitions of the SCM and Globe-Weis product lines further strengthened the Company's position in the filing supplies and writing products categories.

     In October 1995, the Company acquired WR Acquisition and its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc. (collectively referred to as "Williamhouse") for an aggregate purchase price (including assumption of debt of approximately $152.9 million) of approximately $300.7 million, plus reimbursement of certain expenses. Williamhouse is a leading supplier to many of the largest and fastest growing paper merchants/distributors. The Company's management identified the Regency Division of Williamhouse as a nonstrategic asset following the Williamhouse acquisition and, on June 27, 1996, completed the sale of the Regency Division for approximately $47.9 million in gross proceeds.

     On June 28, 1996, the Company acquired Niagara Envelope Company, Inc. ("Niagara") for an aggregate purchase price of approximately $48.2 million, plus $5.0 million paid at closing under a one-year consulting services agreement. Niagara supplies mill branded, specialty and commodity envelopes to paper merchants/distributors through four manufacturing facilities located near Buffalo, Chicago, Dallas and Denver. The Company believes that the Niagara acquisition strengthened the Company's distribution capabilities in the Midwest, provide additional manufacturing capacity and provide opportunities to achieve operating improvements through the consolidation of Niagara's operations with those of the Company.

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

     Although the Company regularly engages in discussions with companies regarding potential acquisitions, it currently does not have any agreements or understandings relating to any future acquisitions. The terms of the Company's credit agreement currently restrict the Company from any acquisitions of businesses without the formal approval of the Company's banking group.

     The Company's principal executive offices are located at 17304 Preston Road, Suite 700, Dallas, Texas 75252-5613 and its telephone number is (214) 733-6200.

COMPETITIVE STRENGTHS

     The combination of the Company's products and customers distinguishes it as a leading manufacturer and marketer of paper-based office products (excluding copy paper) in North America. The Company attributes this position to the following competitive strengths:

     - Market Leader. The Company believes it has achieved market leadership in core products sold to customers in the largest and fastest growing office products channels by offering one of the broadest assortments of high quality products in the industry. Furthermore, the Company enjoys national brand awareness in many of its product lines, including Ampad, Century, Embassy, Evidence, Gold Fibre, Huxley, Karolton, Kent, Peel & Seel, SCM, Williamhouse and World Fibre.

     - Well-Positioned and Diversified Customer Base. The Company believes it has substantial opportunities for growth within several distribution channels of the office products industry. The Company has focused on the largest and fastest growing office products channels which include customers such as Boise Cascade Office Products, BT Office Products, Corporate Express, Office Depot, OfficeMax and Staples. The Company's Williamhouse division maintains particularly strong relationships with the largest and fastest growing paper merchants/distributors in the market, including Nationwide, xpedx, Unisource and Zellerbach. The Company also maintains strong customer relationships across all of the other office products distribution channels, including mass merchandisers, warehouse clubs, office products wholesalers and independent dealers.

     - National Scale and Service Capability. The Company's extensive product line, multiple brands and broad price point coverage provide significant advantages and economies of scale in selling to and servicing its customers. The Company believes it has become an increasingly important strategic partner to its customers as they seek higher value-added products, simplify their purchasing organizations and consolidate their relationships among selected national suppliers. The Company's national presence and network of 20 strategically located manufacturing and distribution facilities have enabled it to maintain rapid and efficient order fulfillment standards. In addition, the Company's advanced EDI capabilities enable it to meet its customers' EDI requirements, executing automated transactions rapidly, efficiently and accurately.

     - Innovation/New Products. The Company has introduced several new products as part of its marketing strategy to differentiate itself from other suppliers and enhance profitability. The Company believes that its brand recognition and presence with its national customers allows it to more easily introduce new or acquired product lines to those customers.

     - Low-Cost Manufacturer. The Company believes it is among the lowest-cost manufacturers of paper-based office products in the industry. The Company ensures its low-cost manufacturing position through its paper purchasing and distribution advantages as well as its maintenance of modern and efficient manufacturing technology and a high quality work force.

     - Purchasing Advantages. The Company has strong relationships with most of the country's largest paper mills, many of which have been conducting business with the Company for more than 30 years. The Company is one of the largest purchasers of the principal paper grades used in its manufacturing operations. In addition, the Company has the largest number of designated mill relationships which involve some of the largest and most recognized paper mill brands such as Hammermill, Hopper, Neenah and Strathmore.

GROWTH STRATEGY

     The Company's strategy is to maintain and strengthen its leadership position by focusing on the following:

     - Focus on Rapidly Growing Customers. The Company serves many of the largest and best positioned customers in the office products market segment including national office products superstores, mass merchandisers and warehouse clubs, national contract stationers and national paper merchants/ distributors. Anticipating further consolidation in the office products industry, the Company expects that its national scope and broad product line will be increasingly important in meeting the needs of its customers. The Company will continue to target those customers driving consolidation in the office products industry.

     - Continue to Introduce New Products. New, higher value-added products give the Company a greater selection to offer its customers and improve product line profitability for both the Company and its customers. The Company plans to differentiate itself from other suppliers and improve profitability through product innovation, differentiation and line extensions.

     - Pursue Complementary Product Line and Strategic Acquisitions. The office products industry is highly fragmented despite continuing consolidation among its manufacturers. The Company has been leading consolidation among manufacturers of writing products, filing supplies, envelopes and machine papers.

       The Company believes that there are significant opportunities to acquire companies in both its existing and complementary product lines.

     - Broaden Product Distribution. The Company's market presence and distribution strengths position it to sell new or acquired product lines across its distribution channels, including national office products superstores, national contract stationers, office product wholesalers and mass merchandisers. As an important part of its growth strategy, for example, the Company has successfully introduced the envelope product lines acquired in the Williamhouse and Niagara acquisitions, previously distributed primarily through paper merchants/distributors, to the Ampad division's distribution channels under the Ampad and private label names.

PRODUCTS AND SERVICES

     Pads and Other Paper-Based Writing Products. The Company believes it is one of the larger manufacturers and marketers of paper-based writing products (excluding copy paper) in North America, offering more than 700 SKUs of writing pads, notebooks and specialty papers. Many of the Company's writing products are available in multiple sizes, grades of paper (including recycled), and colors and with glued, perforated tops or wire binding. All writing products are offered under the Ampad brand name or a retailer's private label. The Company has created innovative packaging, especially for sale through warehouse clubs (bulk and crate packaging), superstores and mass merchandisers.

     Filing Supplies. The Company is one of the three largest manufacturers of filing supplies in North America. The product line includes more than 500 SKUs of filing supplies including file folders, hanging files, index cards and expandable folders under the SCM and Globe-Weis brand names. The Company has been expanding its market share in filing supplies by focusing its sales efforts on large retail customers and contract stationers, where its writing products enjoy the leading market share position.

     Envelopes. The Company is among the largest manufacturers of envelopes serving the paper merchant/ distributor and office products superstore channels and sold over 19 billion envelopes in 1997. The Company's broad envelope product line includes products manufactured from mill branded paper, which is paper unique in color and texture to a particular mill, typically with an identifying watermark. The Company is the designated envelope manufacturer for 30 mill brands, which is approximately twice as many as its nearest competitor. These brands include the Hammermill, Strathmore and Beckett divisions of International Paper Company, the Hopper division of Georgia Pacific Corporation, the Neenah division of Kimberly-Clark Corporation and the Gilbert division of Mead.

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

     Machine Papers. The Company also manufactures machine papers, a product category defined by the Company which includes inkjet papers, printed formats, fine papers, such as cotton content and laid papers, as well as continuous forms.

     Invitations and Announcements. The Company also manufactures invitations and announcements, Christmas and holiday cards, and presentation folders. These products are sold principally to paper merchants/distributors, personalizing businesses (including the former Regency Division), and other wholesale outlets throughout the United States. The Company offers a wide variety of such products, primarily made from the same mill branded grades of paper used in manufacturing envelopes.

     The following chart illustrates the Company's principal products and customers and selected brands in its primary business segments:

       AMPAD DIVISION                            WILLIAMHOUSE DIVISION
       --------------                            ---------------------
                                Products
-- Pads and Notebooks                       -- Business Envelopes
-- Filing Supplies                          -- Invitations
-- Retail envelopes                         -- Announcements
-- Machine Papers                           -- Christmas and Holiday
-- Christmas and Holiday                       Cards
   Cards
                                            -- Machine Papers
                                Customers
-- Office Products                          -- Paper Merchants/Distributors
   Superstores
-- Contract Stationers                      -- Jobbers
-- Wholesalers                              -- Personalizing Businesses
-- Buying Groups
                              Selected Brands
-- Ampad(R)                                 -- Century(TM)
-- Embassy(R)                               -- Huxley(TM)
-- Evidence(R)                              -- Karolton(R)
-- Globe-Weis(R)                            -- Kent(R)
-- SCM(TM)                                  -- Peel & Seel(R)
-- World Fibre(TM)                          -- Williamhouse(TM)

SALES, DISTRIBUTION AND MARKETING

     The Company markets its broad range of products to a wide variety of customers. In 1997, one customer, Staples, Inc., accounted for 11.7% of the Company's net sales.

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

     The Company sells its business envelopes and machine papers principally to paper merchants/distributors and other wholesale outlets throughout the United States, primarily through an in-house sales force. In addition, mill branded products are sold directly to personalizing businesses (including the former Regency Division). The Company currently employs sales representatives throughout the United States and sells products to over 2,000 paper merchants/distributors in the United States and Canada. The Williamhouse acquisition provides the Company with the ability to manufacture and distribute retail envelopes directly to the Ampad division customers under the Ampad and private label names.

     The following chart illustrates some of the Company's key customers:

                                        KEY CUSTOMERS
                                        -------------
Office Products Superstores:    Mass Merchandisers:             Paper Merchants/Distributors:
Office Depot                    Wal-Mart                        Nationwide
Office Max                                                      ResourceNet
Staples                                                         Unisource
                                                                Zellerbach

Contract Stationers:            Office Products Wholesalers:    Warehouse Clubs:
Boise Cascade Office Products   S.P. Richards                   Sam's Warehouse Club
BT Office Products              United Stationers
Corporate Express
Office Depot*
Staples*
U.S. Office Products

---------------

* Contract stationers division

RAW MATERIAL

     The Company's principal raw material is paper. Certain commodity grades utilized by the Company have shown considerable price volatility since 1992. This volatility negatively impacted the Company's earnings in 1994 as a result of the Company's inability to implement price changes in many of its product lines without giving its customers advance notification. Beginning in January 1995, the Company adopted new pricing policies enabling it to set product prices consistent with the Company's cost of paper at the time of shipment. From May 1997 through October 1997, all but one of the key commodity grades of paper utilized by the Company increased in cost between 6% and 18%. Due to strategic customer considerations and competitive market conditions, the Company did not begin to recover a significant portion of the increases in paper costs affecting both its divisions until December 1997. The Company continued to implement sales pricing increases during the first quarter of 1998. Paper price volatility is expected to continue to have an effect on net sales and cost of sales and there is no assurance that the Company will not be materially affected by future fluctuations in the price of paper. Fluctuations in paper prices can have an effect on quarterly comparisons of the results of operations and financial condition of the Company.

     The Company has strong relationships with most of the country's largest paper mills, many of which have been doing business with the Company for more than 30 years. The Company is one of the largest purchasers of the principal paper grades used in its manufacturing operations. In addition, the Company has the largest number of designated mill relationships, which involve some of the largest and most recognized paper mill brands such as Hammermill, Hopper, Neenah and Strathmore. The Company believes that these relationships afford it certain paper purchasing advantages, including stable supply and favorable pricing arrangements. While these relationships are stable, all but one of the designated manufacturer arrangements are oral and terminable at will at the option of either party. There can be no assurance that any of the supplier or designated manufacturer relationships will not be terminated in the future. While the Company has been able to obtain sufficient paper supplies during paper shortages and otherwise, the Company is subject to the risk that it will be unable to purchase sufficient quantities of paper to meet its production requirements during times of tight supply.

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

     Envelope manufacturers compete in three distinct channels. In the paper merchant/distributor channel, where the Company competes, manufacturers sell a wide variety of mill branded, specialty and commodity envelope products to paper merchants/distributors. The Company's principal competitor in this channel is New York/National Envelope Group of National Envelope Corporation, a private company. Another competitor in this channel is Murray Envelope Corp. In the direct channel, manufacturers sell customized envelopes directly to high volume corporate users and mass mailers. MailWell is the leading company in this channel. In the office products channel, manufacturers including Westvaco and Quality Park produce commodity mailing envelopes for retail sale.

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

EMPLOYEES

     As of March 1, 1998, the Company employed a total of 4,520 full-time persons, including 4,386 manufacturing, sales and administrative personnel and 134 corporate staff members. All the Company's operations are non-union except for the operations at the facilities located in Scottdale, Pennsylvania; Appleton, Wisconsin; and Holland, New York which have, in total, 1,253 employees participating in collective bargaining agreements. The collective bargaining contracts covering the Company's employees will expire as follows: the Scottdale contract expires April 30, 1998 and covers 892 employees; the Holland contract expires December 7, 2000 and covers 187 employees; and the Appleton contract expires March 31, 2000 and covers 174 employees. With the exception of a strike at the Company's Indiana plant, as described below, there have been no work stoppages at any Company facility during the last five years. The Company is in the process of negotiating with the union representing the Scottdale union employees and expects a satisfactory outcome from the negotiations for both the union employees and the Company. If the Scottdale union employees were to go on strike, the Company has developed contingency plans for this event. However, the Company is not currently able to predict whether the effect of such strike will negatively affect the operating results of the Company during the next year. The Company believes that its relations with its employees and unions are satisfactory.

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

ITEM 2. PROPERTIES

PROPERTIES AND FACILITIES

     As of February 28, 1998, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total floor area of approximately 4,929,000 square feet. Of this footage, approximately 1,896,000 square feet are leased and approximately 3,033,000 square feet are owned. The Company has five facilities in California, Mississippi, New Jersey, and New York which aggregate approximately 310,000 square feet which are being subleased to third parties. The Company's lease agreements for these facilities expire from 1998 through 2009.

     To provide a cost efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. Since 1992, the Company has consolidated 32 manufacturing and distribution facilities into 20 facilities. The Company's management continually evaluates the potential consolidation of manufacturing and distribution facilities. All of the Company's owned facilities are pledged as collateral under the Company's bank credit agreement. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs in the foreseeable future. The following table describes the principal properties of the Company as of February 28, 1998:

                                                        BUSINESS     OWNED OR       EXPIRATION OF      SQUARE
                      LOCATION                         DIVISION(1)    LEASED           LEASE(2)         FEET
                      --------                         -----------   --------    --------------------  -------
California       City of Industry....................       W          Owned              --            85,000
                 City of Industry....................       W         Leased          2008(a)(f)       105,000
Colorado         Denver..............................       W         Leased           2001(a)          55,000
Georgia          Gainesville.........................       A          Owned              --            70,000
Illinois         Mattoon.............................       A         Leased        month-to-month      29,200
                 Mattoon.............................       A          Owned              --           261,800
                 Mattoon.............................       A         Leased      3 month renewable     25,200
                                                                                         term
                 Mattoon.............................       A         Leased           1996(a)          58,900
                 Chicago.............................       W         Leased           2000(a)         170,000
                 Chicago.............................       W          Owned             (b)           200,000
                 Chicago.............................       W          Owned              --           126,000
Massachusetts    Westfield...........................       A          Owned              --           128,000
                 Holyoke.............................       A          Owned             (b)           572,416
Mississippi      Kosciusko...........................       A         Leased          1997(a)(c)        70,600
New Jersey       Bloomfield..........................       W         Leased             2003           94,000
New York         New York City.......................       W         Leased             1997            5,000
                 Holland.............................       W          Owned              --           168,000
Ohio             Miamisburg..........................       W         Leased             1998          177,000
Pennsylvania     Scottdale...........................       W          Owned              --           400,000
                 Mt. Pleasant........................       W         Leased           1999(a)          11,000
                 Lancaster...........................       A         Leased             2001          105,000
Tennessee        Morristown..........................       W          Owned              --           255,000
Texas            Dallas..............................   Corporate     Leased             2003          580,000
                                                         Office
                 Dallas..............................       W          Owned              --           105,000
                 Corsicana...........................       W          Owned              --           250,000
Utah             Salt Lake City......................       A         Leased          2007(b)(d)       370,000
Washington       Kent................................       W         Leased           1999(b)          40,000
Wisconsin        DePere..............................       A          Owned             (b)            98,500
                 Appleton............................       W          Owned             (b)           313,000

---------------

(1) "A" indicates operations associated with the Company's Ampad division and "W" indicates operations associated with the Company's Williamhouse division.

(2) (a) Lease or sublease contains an extension or renewal option.
    (b) Two or more properties owned at this location.
    (c) Sublease contains option to assume prime lease.
    (d) Lease contains a right of first refusal.
    (f) Lease contains an option to purchase.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     On March 10, 1998, the Company, certain of its officers and directors, certain former controlling stockholders and certain investment banking firms that participated in the Company's IPO were named in a civil action filed in the United States district Court in the Northern District of Texas, Dallas Division. The complaint, a purported class action on behalf of purchasers of the Company's common stock between July 2, 1996 and December 17, 1997, alleges violations of the federal securities laws for the failure to disclose certain facts about the Company's operations in connection with the Company's IPO and in certain periodic reports.

The complaint seeks unspecified damages and any other relief permitted by law. The Company believes that the allegations in the complaint are without merit, and the Company intends to rigorously defend itself.

     The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of these matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company is subject to federal, state, and local environmental and occupational health and safety laws and regulations. Such laws and regulations impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company has made and will continue to make capital and other expenditures to comply with such requirements. The Company spent approximately $100,000 and $839,000 in 1996 and 1997, respectively, on environmental capital projects, primarily for the acquisition of waste paper baling and vacuum systems to improve the collection of paper waste at its plants. The Company estimates that its environmental capital expenditures will be approximately $50,000 to $100,000 in each of 1998 and 1999. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

     The City of Industry, California facility of the Company's Williamhouse division is located within an area of regional groundwater contamination designated as the San Gabriel Valley National Priority List Area. The Company does not believe its operations have contributed to the contamination and to date the Company has not received a notice of potential liability with respect to that site. The Company is aware that one of Niagara's and two of Shade/Allied's facilities has been the subject of certain soil and groundwater investigations and that the prior owner of the Niagara and the prior owner of one of the Shade/Allied facilities have indemnified the Company for certain environmental liabilities associated with historical use of the property. The Company currently believes that any environmental liabilities associated with such facilities would not be material or have been adequately covered by agreements with the former owners

     The Company's Ampad division has been named a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at five waste disposal sites. The Company settled its liability at four of these sites as a de minimis party. At the Spectron site in Elkton, Maryland, the Company paid approximately $1,300 in 1989 as a de minimis settlement for an initial removal action at the site. In 1995, the Company received a notice of a remedial action at the site, and based upon its allocation in 1989, expects to be eligible for a de minimis or de micromis settlement. The Company is aware that Niagara has been named a PRP at the Envirotek II site in Tonawanda, New York with respect to which Niagara expects to be eligible for a de minimis settlement. Although the Company endeavors to manage its wastes carefully, because CERCLA liability is strict and retroactive, it is possible that in the future the Company may be identified as a PRP with respect to other waste disposal sites.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

     The common stock of the Company is listed on the New York Stock Exchange under the symbol "AGP". The quarterly high and low prices for the common stock since the Company's initial public offering of common stock on July 2, 1996 is shown below.

                       QUARTER ENDED                          LOW PRICE    HIGH PRICE
                       -------------                          ---------    ----------
September 30, 1996..........................................   $13.375      $24.750
December 31, 1996...........................................   $18.375      $22.625
March 31, 1997..............................................   $15.000      $26.000
June 30, 1997...............................................   $13.125      $19.250
September 30, 1997..........................................   $11.625      $24.813
December 31, 1997...........................................   $ 7.813      $14.625

     As of March 10, 1998, there were approximately 7,600 holders of common stock. The Company has not sold any unregistered securities during the last fiscal year.

DIVIDEND POLICY

     Except as described below, the Company has not declared or paid any cash or other dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to reduce indebtedness and support its growth strategy. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary, AP&P Delaware. The payment of dividends by AP&P Delaware to the Company for purposes of paying dividends to holders of common stock is prohibited by the bank credit agreement and restricted by the indenture related to the Notes. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

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

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated financial data set forth below for the years ended December 31, 1995, 1996 and 1997 have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected historical consolidated financial data set forth for the years ended December 31, 1993 and 1994 have been derived from the Company's audited financial statements not included in this Form 10-K. The selected historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                                        THE COMPANY
                                                    ----------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1993       1994       1995       1996       1997
                                                    --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA(1):
Net sales.........................................  $109,095   $127,744   $257,160   $583,859   $687,335
Cost of sales(2)..................................    93,309    120,695    209,633    458,449    590,388
                                                    --------   --------   --------   --------   --------
Gross profit......................................    15,786      7,049     47,527    125,410     96,947
Selling and marketing expenses....................     4,920      5,059      6,254     16,964     21,905
General and administrative expenses...............     5,240      4,867     10,447     24,374     27,502
Goodwill and intangible asset amortization........        --        114        879      4,488      6,110
Losses on sales of trade accounts receivable......        --         --        423      1,823      2,954
Management fees and services(3)...................       605        575        542      3,880      4,871
Nonrecurring compensation charge(4)...............        --         --     27,632         --         --
                                                    --------   --------   --------   --------   --------
Income (loss) from operations.....................     5,021     (3,566)     1,350     73,881     33,605
Interest expense..................................     3,320      4,560     13,657     42,968     37,843
Other (income) expense............................      (167)       (90)      (735)    (1,153)      (389)
                                                    --------   --------   --------   --------   --------
Income (loss) before income taxes.................     1,868     (8,036)   (11,572)    32,066     (3,849)
Provision for (benefit from) income taxes.........        64       (488)    (6,538)    13,852        642
                                                    --------   --------   --------   --------   --------
Income (loss) before extraordinary item...........     1,804     (7,548)    (5,034)    18,214     (4,491)
Extraordinary loss from extinguishment of debt,
  net of income tax benefit.......................        --         --     (9,652)   (19,995)        --
                                                    --------   --------   --------   --------   --------
Net income (loss).................................  $  1,804   $ (7,548)  $(14,686)  $ (1,781)  $ (4,491)
                                                    ========   ========   ========   ========   ========
Net income (loss) per share(5):
  Basic:
    Before extraordinary item.....................  $   0.25   $  (1.03)  $  (0.69)  $   1.05   $  (0.16)
    Extraordinary item............................        --         --      (1.32)     (1.15)        --
                                                    --------   --------   --------   --------   --------
    Net income (loss).............................  $   0.25   $  (1.03)  $  (2.01)  $  (0.10)  $  (0.16)
                                                    ========   ========   ========   ========   ========
  Diluted:
    Before extraordinary item.....................  $   0.25                         $   0.99
    Extraordinary item............................        --                            (1.09)
                                                    --------                         --------
    Net income (loss).............................  $   0.25                         $  (0.10)
                                                    ========                         ========
Weighted average number of common shares and
  common share equivalents outstanding(5):
  Basic...........................................     7,307      7,307      7,307     17,408     27,431
  Diluted.........................................     7,307                           18,426
OTHER DATA:
Depreciation and amortization.....................  $    159   $    942   $  4,248   $ 14,253   $ 18,639
Capital expenditures..............................  $  1,656   $    942   $  5,640   $ 15,109   $ 23,095

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1993       1994       1995       1996       1997
                                                    --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital...................................  $  8,248   $  1,170   $108,845   $ 77,857   $152,819
Total assets......................................  $ 47,893   $ 68,233   $504,356   $509,417   $638,401
Long-term debt, less current maturities...........  $ 10,806   $ 19,889   $443,794   $269,812   $398,577
Stockholders' equity (deficit)(6).................  $  4,815   $ (2,733)  $(66,421)  $104,599   $100,666

---------------

(1) The Company has completed the following acquisitions during the periods presented. All such acquisitions have been accounted following the purchase method of accounting. The results of operations for each of the businesses acquired are included in the Company's results of operations from the date of acquisition through the end of the year in which the acquisition occurred and in each subsequent year presented.

     - Effective July 5, 1994, the Company acquired the assets and assumed certain liabilities of SCM.

     - Effective August 16, 1995, the Company acquired the inventory and certain equipment of the file folder and hanging file product lines of the Globe-Weis office products division of Atapco.

     - Effective October 31, 1995, the Company acquired Williamhouse. The Personalizing Division of Williamhouse was identified as a non-strategic asset at the date of the acquisition and was reflected as an asset held for sale in the consolidated balance sheet through June 27, 1996, when it was sold. As such, the operating results of the Personalizing Division are excluded from the results of operations from the date of the Williamhouse acquisition.

     - Effective June 28, 1996, the Company acquired Niagara.

     - Effective February 11, 1997, the Company acquired Shade/Allied.

(2) Inventory cost is determined using the LIFO method of valuation.

(3) Includes $2.5 million both in 1996 and 1997 related to a one-year consulting agreement with the former president and major shareholder of Niagara which ended in 1997.

(4) Includes non-cash stock option compensation charges of $24.3 million directly related to the Williamhouse acquisition as well as other non-recurring cash and non-cash charges aggregating $3.3 million.

(5) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, and the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share are computed using the actual weighted average number of outstanding common shares for each period after giving effect to the Company's 8.1192-for-one stock split prior to the Company's initial public offering. However, changes in the Company's capital structure at the time of the initial public offering relative to preferred stock and preferred stock option conversions to common stock and common stock options are not presented retroactively. Diluted earnings per share are based on the weighted average number of outstanding common shares and give effect to the exercise of common stock options. Diluted earnings per share are not presented for years in which the Company incurred losses as the earnings per share information would be anti-dilutive.

(6) For 1995, includes $4.5 million to pay the liquidation preference, including the return of original cost, of the Company's Class P common stock and $70.6 million to redeem a portion of its preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad assortment of products including writing pads, file folders, envelopes, machine papers and other paper-based products. Through its Ampad division, the Company is among the largest suppliers of pads and other paper-based writing products, filing supplies, machine papers and retail envelopes to many of the largest and fastest growing office products distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded, specialty and commodity business envelopes to paper merchants and distributors. The Company believes that its future operating results will not be directly comparable to its historical operating results because of its strategic acquisitions. The Company's business has not generally been seasonal in nature. Certain factors which have affected, and may affect prospectively, the operating results of the Company are discussed below.

     Strategic Acquisitions. On October 31, 1995, the Company acquired Williamhouse, a leading supplier of envelopes to many of the largest and fastest growing distributors, for an aggregate purchase price (including assumption of debt) of approximately $300.7 million plus reimbursement of certain expenses to the sellers. On June 28, 1996, the Company acquired Niagara, a national supplier of envelopes to fast growing distributors, for an aggregate purchase price of approximately $53.2 million, including costs of the acquisition and a $5 million one year consulting agreement with Niagara's former president. With these acquisitions, the Company became the largest supplier of envelopes to the national paper merchants. The Williamhouse acquisition was financed through the Company's old bank credit agreement and the assumption of senior subordinated notes. The Niagara acquisition was financed with proceeds from the sale of the Personalizing Division of Williamhouse.

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

     On August 16, 1995, the Company acquired the file folder and hanging file product lines of Atapco's Globe-Weis office products division. Atapco was one of the leading providers of file folders and hanging files to office products superstores. The aggregate acquisition consideration of $20.0 million, including fees and expenses, was financed through the incurrence of bank debt and seller notes. The Globe-Weis acquisition further strengthened the Company's position in the filing supplies and writing products categories.

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

     Raw Material. The Company's principal raw material is paper. Certain commodity grades utilized by the Company have shown considerable price volatility since 1992. This volatility negatively impacted the Company's earnings in 1994 as a result of the Company's inability to implement price changes in many of its product lines without giving its customers advance notification. Beginning in January 1995, the Company adopted new pricing policies enabling it to set product prices consistent with the Company's cost of paper at the time of shipment. From May 1997 through October 1997, all but one of the key commodity grades of paper utilized by the Company increased in cost between 6% and 18%. Due to strategic customer considerations and competitive market conditions, the Company did not begin to recover a significant portion of the increases in paper costs affecting both its divisions until December 1997. The Company continued to implement sales pricing increases during the first quarter of 1998. Paper price volatility is expected to continue to have an effect on net sales and cost of sales and there is no assurance that the Company will not be materially affected by future fluctuations in the price of paper. Fluctuations in paper prices can have an effect on quarterly comparisons of the results of operations and financial condition of the Company.

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of net sales for each year in the three year period ended December 31, 1997. The Company's historical results of operations for each of these periods are significantly affected by the results for the following businesses acquired by the Company: (i) the results of Globe-Weiss which was acquired August 16, 1995; (ii) Williamhouse which was acquired on October 31, 1995; (iii) Niagara which was acquired on June 28, 1996; and (iv) Shade/Allied which was acquired on February 11, 1997.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1995       1996       1997
                                                              -----      -----      -----
INCOME STATEMENT DATA:
  Net sales.................................................  100.0%     100.0%     100.0%
                                                              =====      =====      =====
  Gross profit..............................................   18.5       21.5       14.1
  Selling and marketing expenses............................    2.5        2.9        3.2
  General and administrative expenses.......................    4.0        4.2        4.0
  Goodwill amortization.....................................    0.3        0.8        0.9
  Losses on sales of accounts receivable....................    0.2        0.3        0.4
  Management fees and services..............................    0.2        0.6        0.7
  Non-recurring compensation charge.........................   10.7         --         --
                                                              -----      -----      -----
  Income (loss) from operations.............................    0.6       12.7        4.9
  Interest expense, net.....................................   (5.3)      (7.4)      (5.5)
  Other income..............................................    0.3        0.2        0.1
                                                              -----      -----      -----
  Income (loss) before taxes................................   (4.4)       5.5       (0.5)
  Provision for (benefit from) income taxes.................   (2.5)       2.4        0.1
                                                              -----      -----      -----
  Income (loss) before extraordinary item...................   (1.9)       3.1       (0.6)
  Extraordinary loss from extinguishment of debt, net of
     income tax benefit.....................................   (3.8)      (3.4)        --
                                                              -----      -----      -----
  Net loss..................................................   (5.7)%     (0.3)%     (0.6)%
                                                              =====      =====      =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales increased from $583.9 million in 1996 to $687.3 million in 1997, an increase of $103.4 or 17.7%. Of this sales increase, $67.4 million is due to the acquisition of Shade/Allied and $50.1 million is due to the inclusion of a full year of sales from the acquisition of Niagara. Excluding sales generated by the Shade/Allied and Niagara acquisitions, sales from the Ampad division increased $14.6 million and sales from the Williamhouse division declined $28.5 million. The increase in sales from the Ampad division is due primarily to increased sales volume with the office products superstores and mass market retail customers. The sales decline for the Williamhouse division is primarily due to lower average selling prices in 1997 due to competitive market conditions during the year and partly to lower volumes of envelopes sold.

     Gross profit decreased from $125.4 million, or 21.5% of net sales, in 1996 to $96.9 million, or 14.1% of net sales, in 1997. This $28.5 million decrease is primarily due to increased paper, material and labor costs which the Company did not recover. During 1997, the Company's gross profit in the Ampad division was negatively affected by sales price incentives provided to the division's rapidly growing office superstores and mass merchants. Additionally, the Company's gross profit in the Williamhouse division was negatively affected by competitive market sales pricing conditions. These factors combined with higher material and labor costs led to significantly lower gross profit in 1997 than in 1996. During 1997, the Company incurred approximately $2.8 million in one-time costs relating to training personnel on new equipment, the training time needed to expand to 24 hour 7 day shifts and the move to the new Salt Lake facility. Additionally, the Company incurred $1.2 million in fixed costs in 1997 for former Shade/Allied and Williamhouse plants which were closed during 1997 and will not recur in 1998.

     During the fourth quarter of 1997, the Company announced that it would incur additional charges due to annual revisions to the LIFO reserve and revisions to cost of sales estimates primarily for the Williamhouse division. These revisions resulted in $13.4 million of additional operating costs. Such revisions for the Williamhouse division reflected the effects of higher paper costs.

     Selling and marketing expenses increased from $17.0 million in 1996 to $21.9 million in 1997, or $4.9 million. Of this increase, $1.1 million is attributable to the acquisition of Shade/Allied and the retention of a portion of their sales force and customer service personnel and $3.1 million is primarily attributable to the Niagara acquisition and the integration of its sales force and customer service personnel into the Williamhouse division. The remainder of the increase is attributable to the Ampad division, primarily due to increased sales commissions associated with higher sales.

     General and administrative expenses increased from $24.4 million in 1996 to $27.5 million in 1997, or $3.1 million. Of this increase, $0.8 million is attributable to the acquisition of Shade/Allied and the remainder is attributable to increases in corporate expenses associated with the centralization of certain functions in Dallas. During 1997, the Company incurred $2.2 million of expenses related to Shade/Allied which will not recur in 1998.

     Losses on sales of accounts receivable increased from $1.8 million in 1996 to $3.0 million in 1997 due to a higher average level of accounts receivable sold to the third party trust during 1997. Following the acquisition of Niagara in June 1996, the maximum amount of accounts receivable which the Company could sell to the third party trust at any point in time was raised from $45 million to $60 million. During 1997, the average level of accounts receivable sold to the trust was higher than in 1996 and, as a result the losses on sales of accounts receivable were higher. The losses on sales of accounts receivable represent the Company's cost of using the third party trust to provide off balance sheet financing of trade accounts receivable.

     Goodwill and intangible asset amortization expense increased from $4.5 million in 1996 to $6.1 million in 1997, an increase of $1.6 million, due primarily to a full year of amortization of goodwill associated with the acquisition of Niagara and ten and one-half months of amortization of goodwill associated with the acquisition of Shade/Allied.

     Management fees and services expense for the year ended December 31, 1996 amounted to $3.9 million as compared to $4.9 million for the year ended December 31, 1997. The change in management fees is due primarily to the capitalization of $0.8 million in Bain Capital fees in 1996 related to the acquisition of Shade/ Allied.

     Interest expense decreased from $43.0 million in 1996 to $37.8 million in 1997, representing a decrease of $5.2 million. Such decrease was due primarily to the refinancing of the Company's credit agreement in July 1996, which resulted in lower effective interest rates generating an interest savings of $5.1 million, and the repayment of $70.0 million in senior subordinated notes in August 1996, which led to an interest expense reduction of approximately $5.5 million. These savings were offset by $3.4 million additional interest expense due to increases in long-term debt associated with the acquisition of Shade/Allied and approximately $2.5 million additional interest expense as a result of the Company's investment in working capital and net increase in capital expenditures.

     The income tax provision for the year ended December 31, 1997 reflects an effective income tax provision rate of 16.7% as compared with the effective income tax rate of 43.2% for the year ended December 31, 1996. In 1997, the Company's loss before income taxes was relatively low, $3.8 million, in comparison to the amount of expenses which are not deductible, $5.4 million. Such expenses primarily consist of goodwill amortization, certain travel and entertainment costs and life insurance for certain current and former employees. As a result, the Company has taxable income for tax reporting purposes versus a loss for financial reporting purposes and, therefore, the Company has incurred a tax provision for 1997. The Company paid $4.5 million in income taxes during 1997, received an income tax refund of $3.3 million in January 1998 and expects a refund of $0.8 million in state income taxes during the second half of 1998.

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

     Selling and marketing expenses increased from $6.3 million in 1995 to $17.0 million in 1996, an increase of $10.7 million. Of this increase, $9.1 million is due to the acquisition of Williamhouse and Niagara and $1.6 million is due to increased selling and marketing expense for the Ampad division resulting from a higher level of sales in this division.

     General and administrative expenses increased from $10.4 million in 1995 to $24.4 million in 1996, an increase of $14.0 million. Of this increase, $8.5 million is associated with the acquisition of Williamhouse and Niagara. The remainder is associated with the implementation of a corporate infrastructure as the Company expanded in size.

     Goodwill and intangible asset amortization increased from $0.9 million in 1995 to $4.5 million in 1996, or an increase of $3.6 million, as a result of the acquisitions of Williamhouse in October 1995 and Niagara in June 1996.

     Losses on sales of accounts receivable increased from $0.4 million to $1.8 million in 1996 due primarily to having the accounts receivable securitization facility in place for a full year in 1996. Such charge represents the losses on sales of trade accounts receivable from the Company to a third party trust and represents the cost to the Company of using an off balance sheet financing facility for trade accounts receivable.

     Management fees and services increased $3.3 million in 1996 due to the amortization of a consulting agreement with a former shareholder of Niagara and an increase in Bain Capital's management fees.

     Interest expense for the year ended December 31, 1996 increased $29.3 million to $43.0 million from $13.7 million for the year ended December 31, 1995. The increase is attributable primarily to higher levels of outstanding debt for a full year as a result of the acquisition of Williamhouse and Globe-Weis. The increase in interest expense was partially offset by a reduction of approximately $3.4 million in interest expense following the redemption of $70.0 million of the senior subordinated notes in August 1996.

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

     Extraordinary item in 1996 represents an after tax loss on extinguishment of debt of $20.0 million ($33.0 million pretax) recognized as a result of the redemption of $70.0 million of senior subordinated notes with a portion of the net proceeds from the initial public offering and the write off of a portion of the unamortized deferred financing costs related to the Notes and all of the deferred financing costs associated with the old bank credit agreement and the old accounts receivable facility.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities in 1997 amounted to $62.4 million and consisted of (i) cash generated from the net loss, after adding back non-cash charges of $21.1 million, (ii) cash used to fund increases in accounts receivable of $17.3 million relating to higher sales in 1997 than in 1996.,
(iii) cash used to fund increases in inventories of $44.2 million manufactured in anticipation of higher sales (iv) an increase in accounts payable of $4.6 million and (v) a decrease in accrued expenses of $22.0 million due primarily to changes in acquisition integration cost reserves ($8.2 million), reduced incentive compensation due to payment of bonuses earned in 1996 and no bonus compensation for 1997 ($4.6 million) and reductions in customer incentive liabilities due to the timing of the payments to customers ($8.5 million). Charges to the acquisition integration cost reserves consisted primarily of plant closing, lease termination and severance costs associated with facilities which have been closed and consolidated into the Company's existing operations. Cash provided by operating activities for the year ended December 31, 1996 was $23.2 million compared to cash provided by operating activities of $4.7 million for the year ended December 31, 1995. The increase in cash provided by operating activities is primarily due to higher net sales and earnings of the Company in 1996. The net cash provided for the year ended December 31, 1995 resulted primarily from an increase of $5.0 million in accounts payable, an increase in accrued expenses of $4.9 million, a decrease in inventories and increased margins on sales.

     Cash used in investing activities for the year ended December 31, 1997 was due to the acquisition of Shade/Allied for $50.7 million and purchases of property and equipment for $23.1 million, offset by proceeds from sales of equipment and a closed plant for $4.1 million. Cash used in investing activities for the year ended December 31, 1996 and 1995 was $16.2 million and $131.3 million, respectively. The use of cash for the year ended December 31, 1996 was principally due to the Niagara acquisition ($53.0 million, net of cash received) and purchases of equipment ($14.6 million), offset by proceeds from the sale of the Regency Division and other assets held for sale ($49.3 million). The use of cash for the year ended December 31, 1995, was due to the Williamhouse acquisition ($122.7 million), the Globe-Weis acquisition ($7.0 million) and purchase of equipment ($3.9 million).

     Cash was provided by financing activities in 1997 by increased borrowing under the Company's revolving credit agreement of $130.4 million offset by $2.3 million in payments on industrial revenue bonds and capitalized lease obligations. At the end of 1997, the Company had sold an additional $6 million of accounts receivable to the third party trust. Cash used in financing activities for the year ended December 31, 1996 was $23.0 million as compared to a cash provision from financing activities of $144.9 million for the year ended December 31, 1995. During the year ended December 31, 1996, the Company (i) completed its initial public offering of 12.5 million shares of common stock for $172.8 million in net proceeds after deducting offering fees and expenses, (ii) refinanced its accounts receivable facility with a new $60.0 million facility,
(iii) refinanced its bank credit agreement, (iv) redeemed $70.0 million of senior subordinated notes, (v) repaid $95.8 million of debt incurred under the old bank credit agreement, (vi) paid $7.7 million in redemption premiums on the Notes, (vii) repaid $10 million under the new accounts receivable facility with proceeds from the sale of the Regency Division, (viii) borrowed $54 million under the new accounts receivable facility and (ix) repaid WR seller notes for $25 million Cash provided by financing activities for the year ended December 31, 1995 was $144.9 million primarily due to periodic financings incurred in connection with the various acquisitions.

     In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit agreement from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under such credit agreement will be reduced to $300.0 million. In December 1997 and February 1998, certain covenants in the credit agreement were also modified at the end of 1997 and for a one year period ending in February 1999. The Company will not be subject to a consolidated debt to EBITDA ratio until the first quarter of 1999. Interest coverage ratios will be measured quarterly beginning January 1, 1998. Unless approved by the banking group, the Company will be restricted to $15.0 million in net capital expenditures for 1998 and will be restricted from any acquisitions. The interest cost incurred by the Company will vary each quarter in 1998 depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter. The Company paid a fee of $1.1 million to its banking group as part of the amendment to the credit agreement.

     The ability of the Company to "comply with the covenants in the credit agreement," meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. "The operating results for the month of January 1998 were lower than management's expectations due to the timing of the implementation of price increases and product line rationalization. As a result, the Company is uncertain whether its operating performance for the first quarter of 1998 will be in full compliance with covenants in its credit agreement. In the event the Company does not meet the covenants, the Company will need to seek waiver from its banking group. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

     Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the bank credit agreement and the accounts receivable facility and available cash on hand at December 31, 1997 of $4.9 million, will be adequate for 1998 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of $13 million in 1998, and to meet working capital requirements.

     The amount of debt available under the Company's current credit agreement decreases by $30.0 million in February 1999 and by an additional $50.0 million in July 1999. Based on the Company's current level of operating results and the expected operating results in 1998 and 1999, the Company expects that the reduction of $30.0 million in February 1999 will not have a significant effect on its operations. However, the reduction in available borrowing of $50.0 million at the end of 1999 may require the Company to explore other financing alternatives, including but not limited to a refinancing of its bank debt, raising new private or public debt, raising additional public equity capital, reducing the level of capital expenditures, reducing operating costs and selling certain assets. In the event that the Company is not able to successfully complete the financing alternatives just described, the Company and its banking group would be required to negotiate revisions to the terms of the credit agreement.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for each of the three years in the period ended December 31, 1997.

NEWLY ISSUED ACCOUNTING STANDARDS

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Such adoption resulted in a new presentation of earnings per share amounts as either "basic" or "diluted." Basic earnings per share is calculated as net income divided by the number of outstanding shares of common stock. Diluted earnings per share is calculated in a manner similar to the "primary" earnings per share previously presented by the Company. Diluted earnings per share is calculated as net income divided by the number of outstanding shares of common stock, as adjusted for common stock options. The Company has restated its quarterly earnings per share to present such information in accordance with the new accounting standard.

     In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98") which requires the Company to present historical earnings per share for pre-IPO periods even if such information, historically, was not considered meaningful, in order to be consistent with SFAS
128. However, in accordance with SAB 98, changes in the Company's capital structure at the time of the initial public offering relative to preferred stock and preferred stock options conversion to common stock and common stock options are not presented retroactively. In addition, the number of common shares issued during the Company's initial public offering is not retroactively restated. The weighted average common shares outstanding under the basic and diluted methods described in the preceding paragraph reflect only common stock or common stock options actually outstanding for the periods presented. The 8.1192-for-one common stock split by the Company at the time of its initial public offering has been retroactively restated for all periods presented.

     Two new accounting standards, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and No. 131, Disclosures About Segments of an Enterprise and Related Information, will take effect during the first quarter of 1998. The Company does not expect that the adoption of such new accounting standards will have any significant effects on the Company's reported financial information.

COMPUTER SYSTEMS AND YEAR 2000

     The Company has reviewed its current hardware and software systems, including existing interfaces with vendors and customers, and has determined that arrival of the year 2000 will not require any significant changes or modifications to the Company's existing systems.

FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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

     The foregoing factors could affect the Company's actual results and could cause the Company's actual results during 1998 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

     The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) of the Exhibit Index for a listing of the Company's financial statements included with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This section is not applicable as there were no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure for the period covered by this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This item is incorporated by reference from the Company's 1998 Proxy Statement where the information can be found on pages 2 to 3.

ITEM 11. EXECUTIVE COMPENSATION

     This item is incorporated by reference from the Company's 1998 Proxy Statement where the information can be found on pages 10 to 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item is incorporated by reference from the Company's 1998 Proxy Statement where the information can be found on pages 7 to 9.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item is incorporated by reference from the Company's 1998 Proxy Statement where the information can be found on pages 5 to 6.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AMERICAN PAD & PAPER COMPANY AND SUBSIDIARIES
Responsibility for the Consolidated Financial Reports.......   34
Report of Independent Accountants...........................   34
Consolidated Balance Sheets at December 31, 1996 and 1997...   35
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................   36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................   37
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1995, 1996, and 1997.....   38
Notes to Consolidated Financial Statements..................   39
AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC. AND
  SUBSIDIARIES
Report of Independent Accountants...........................   60
Consolidated Balance Sheets at December 31, 1996 and 1997...   61
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................   62
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996, and 1997.........................   63
Consolidated Statements of Stockholders' Equity years ended
  December 31, 1995, 1996, and 1997.........................   64
Notes to Consolidated Financial Statements..................   65

ITEM 14(a)(2) FINANCIAL STATEMENT SCHEDULES

     The information required by this item is included in the consolidated financial statements or is omitted because the schedules are not applicable to the Company.

ITEM 14(b) REPORTS ON FORM 8-K

     The Company filed one Current Report on Form 8-K on January 9, 1998, relating to the Company's press release dated December 17, 1997 describing the expected operating results for the fourth quarter of 1997 and all of 1997.

ITEM 14(b) EXHIBITS

     See Exhibit Index which follows on pages 81 to 82.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 18, 1998.

                                            AMERICAN PAD & PAPER COMPANY
                                            AMERICAN PAD & PAPER COMPANY OF
                                            DELAWARE, INC.
                                            as Registrants

                                                /s/ CHARLES G. HANSON III
                                            ------------------------------------
                                                   Charles G. Hanson III
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of March 18, 1998 by the following persons on behalf of the registrants and in the capacities indicated.

                 /s/ RUSSELL M. GARD
-----------------------------------------------------
                   Russell M. Gard
   President, Chief Operating Officer and Director

                  /s/ ROBERT C. GAY
-----------------------------------------------------
                    Robert C. Gay
                      Director

                 /s/ MARC B. WOLPOW
-----------------------------------------------------
                   Marc B. Wolpow
                      Director

               /s/ SCOTT R. WATTERSON
-----------------------------------------------------
                 Scott R. Watterson
                      Director

                /s/ GREGORY M. BENSON
-----------------------------------------------------
                  Gregory M. Benson
    Director, Interim Chief Financial Officer and
             Principal Financial Officer

               /s/ JONATHAN S. LAVINE
-----------------------------------------------------
                 Jonathan S. Lavine
                      Director

                 /s/ HERBERT M. KOHN
-----------------------------------------------------
                   Herbert M. Kohn
                      Director

             /s/ WILLIAM W. SOLOMON, JR.
-----------------------------------------------------
               William W. Solomon, Jr.
            Vice President -- Controller
            Principal Accounting Officer

                          AMERICAN PAD & PAPER COMPANY
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             PAGE NO.
                                                             --------
Responsibility for the Consolidated Financial Reports.......    34
Report of Independent Accountants...........................    34
Consolidated Balance Sheets at December 31, 1996 and 1997...    35
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................    36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................    37
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 1995, 1996 and
  1997......................................................    38
Notes to Consolidated Financial Statements..................    39

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

     To help ensure the accuracy and integrity of Company financial data, management maintains internal controls, which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded, and that assets are properly safeguarded. Internal financial and operations management monitors these controls. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy. Careful selection of employees, and appropriate divisions of responsibility, also help us to achieve our control objectives.

     The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. Their report is also shown on this page.

     The Board of Directors, acting through its Audit Committee composed entirely of outside directors, oversees the adequacy of the Company's control environment. The Audit Committee meets periodically with representatives of Price Waterhouse LLP and internal financial management to review accounting, control, auditing and financial reporting matters. The independent accountants also have full and free access to meet privately with the Audit Committee.

        Charles G. Hanson III                    Gregory M. Benson
       Chief Executive Officer            Interim Chief Financial Officer

                             ---------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Pad & Paper Company

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 31 present fairly, in all material respects, the financial position of American Pad & Paper Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
March 16, 1998

                          AMERICAN PAD & PAPER COMPANY

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              ---------   ---------
Current assets:
  Cash......................................................  $   2,290   $   4,855
  Accounts receivable.......................................     57,054      74,203
  Inventories...............................................    105,667     154,359
  Income taxes receivable...................................         --       4,059
  Prepaid expenses and other current assets.................      4,739       1,402
  Deferred income taxes.....................................     10,754      11,992
                                                              ---------   ---------
          Total current assets..............................    180,504     250,870
Property and equipment......................................    133,090     151,390
Intangible assets...........................................    192,431     233,698
Other.......................................................      3,392       2,443
                                                              ---------   ---------
          Total assets......................................  $ 509,417   $ 638,401
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   2,171   $   1,538
  Accounts payable..........................................     44,932      56,356
  Accrued expenses..........................................     55,041      40,157
  Income taxes payable......................................        503          --
                                                              ---------   ---------
          Total current liabilities.........................    102,647      98,051
Long-term debt..............................................    269,812     398,577
Deferred income taxes.......................................     30,981      39,477
Other.......................................................      1,378       1,630
                                                              ---------   ---------
          Total liabilities.................................    404,818     537,735
                                                              ---------   ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 150 shares authorized, no shares issued
     and outstanding........................................         --          --
  Common stock, voting, $.01 par value, 75,000 shares
     authorized, 27,400 and 27,436 shares issued and
     outstanding, respectively..............................        274         274
  Additional paid-in capital................................    300,721     301,279
  Accumulated deficit.......................................   (196,396)   (200,887)
                                                              ---------   ---------
          Total stockholders' equity........................    104,599     100,666
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $ 509,417   $ 638,401
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Net sales................................................    $257,160    $583,859    $687,335
Cost of sales............................................     209,633     458,449     590,388
                                                             --------    --------    --------
  Gross profit...........................................      47,527     125,410      96,947
                                                             --------    --------    --------
Operating expenses:
  Selling and marketing..................................       6,254      16,964      21,905
  General and administrative.............................      10,447      24,374      27,502
  Losses on sales of accounts receivable.................         423       1,823       2,954
  Amortization of goodwill and intangible assets.........         879       4,488       6,110
  Management fees and services...........................         542       3,880       4,871
  Nonrecurring compensation charge.......................      27,632          --          --
                                                             --------    --------    --------
                                                               46,177      51,529      63,342
                                                             --------    --------    --------
Income from operations...................................       1,350      73,881      33,605
Other income (expense):
  Interest...............................................     (13,657)    (42,968)    (37,843)
  Other income, net......................................         735       1,153         389
                                                             --------    --------    --------
Income (loss) before income taxes and extraordinary
  item...................................................     (11,572)     32,066      (3,849)
Provision (benefit) for income taxes.....................      (6,538)     13,852         642
                                                             --------    --------    --------
Income (loss) before extraordinary item..................      (5,034)     18,214      (4,491)
Extraordinary loss from extinguishment of debt (net of
  income tax benefits of $6,434 and $13,009,
  respectively)..........................................      (9,652)    (19,995)         --
                                                             --------    --------    --------
Net loss.................................................    $(14,686)   $ (1,781)   $ (4,491)
                                                             ========    ========    ========
Basic earnings per share:
  Income (loss) before extraordinary item................    $  (0.69)   $   1.05    $  (0.16)
  Extraordinary item.....................................       (1.32)      (1.15)         --
                                                             --------    --------    --------
  Net loss...............................................    $  (2.01)   $  (0.10)   $  (0.16)
                                                             ========    ========    ========
Diluted earnings per share:
  Income before extraordinary item.......................                $   0.99
  Extraordinary item.....................................                   (1.09)
                                                                         --------
  Net loss...............................................                $  (0.10)
                                                                         ========
Weighted average shares outstanding:
  Basic..................................................       7,307      17,408      27,431
  Diluted................................................                  18,426

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995         1996        1997
                                                              ---------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $ (14,686)   $ (1,781)   $ (4,491)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation............................................      3,369       9,765      12,529
    Amortization of goodwill and intangible assets..........        879       4,488       6,110
    Noncash portion of nonrecurring compensation charge.....     25,998          --          --
    Extraordinary loss on extinguishment of debt............      9,652      19,995          --
    Amortization of debt issuance costs.....................      1,538       3,790       2,529
    (Gain) loss on sale of assets...........................       (140)        (94)         86
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Accounts receivable...................................    (22,025)    (25,625)    (17,300)
      Refundable income taxes...............................        101       3,657      (4,059)
      Inventories...........................................      2,256      (2,030)    (44,186)
      Prepaid expenses and other............................        905       1,721         598
      Income tax asset, net.................................    (13,141)     13,361         642
      Accounts payable......................................      4,979       1,819       4,553
      Accrued expenses......................................      4,877      (4,294)    (22,049)
      Other assets and liabilities..........................        147      (1,556)      2,629
                                                              ---------    --------    --------
        Net cash provided by (used in) operating
          activities........................................      4,709      23,216     (62,409)
                                                              ---------    --------    --------
Cash flows from investing activities:
  Purchase of stock and net assets of businesses, including
    acquisition costs.......................................   (129,701)    (52,964)    (50,677)
  Purchases of property and equipment.......................     (3,919)    (14,609)    (23,095)
  Proceeds from sale of assets..............................        140       2,056       4,056
  Net cash generated from assets held for sale..............      2,213      49,277          --
                                                              ---------    --------    --------
        Net cash used in investing activities...............   (131,267)    (16,240)    (69,716)
                                                              ---------    --------    --------
Cash flows from financing activities:
  Net repayments under line of credit.......................    (22,767)         --          --
  Proceeds from long-term debt..............................    430,052     192,773     130,400
  Repayment of long-term debt...............................   (186,546)   (380,317)     (2,268)
  Redemption premiums and penalties included in
    extraordinary loss......................................    (10,812)     (7,700)         --
  Debt issuance costs.......................................    (35,032)     (9,584)         --
  Redemption of preferred stock.............................    (61,478)         --          --
  Redemption of Class P common stock........................     (4,464)         --          --
  Redemption of preferred stock options.....................     (9,188)         --          --
  Proceeds from old accounts receivable facility............     45,000          --          --
  Repayment of old accounts receivable facility.............         --     (45,000)         --
  Net proceeds from new accounts receivable facility........         --      54,000       6,000
  Proceeds from exercise of preferred stock options and
    management stock purchase plan..........................        130          --         558
  Proceeds from initial public offering, net................         --     172,801          --
                                                              ---------    --------    --------
        Net cash provided by (used in) financing
          activities........................................    144,895     (23,027)    134,690
                                                              ---------    --------    --------
Net increase (decrease) in cash.............................     18,337     (16,051)      2,565
Cash, beginning of year.....................................          4      18,341       2,290
                                                              ---------    --------    --------
Cash, end of year...........................................  $  18,341    $  2,290    $  4,855
                                                              =========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   9,127    $ 38,785    $ 34,292
                                                              =========    ========    ========
    Income taxes............................................  $      99    $    470    $  4,519
                                                              =========    ========    ========
Supplemental disclosure of noncash investing activity:
  Notes payable issued in consideration of purchase price...  $  36,115    $     --    $     --
                                                              =========    ========    ========
  Notes payable issued to purchase equipment................  $   1,721    $    500    $     --
                                                              =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                     RETAINED
                                  PREFERRED STOCK      COMMON STOCK                  EARNINGS
                                 ------------------   ---------------   PAID-IN    (ACCUMULATED)
                                 SHARES    AMOUNT     SHARES   AMOUNT   CAPITAL      DEFICIT)       TOTAL
                                 ------   ---------   ------   ------   --------   -------------   --------
BALANCE AT DECEMBER 31, 1994...    --     $      --    7,307    $ 73    $  2,927     $  (5,733)    $ (2,733)
Preferred stock dividend.......    90       175,365       --      --      (2,933)     (172,432)          --
Grant of stock options.........    --            --       --      --      25,998            --       25,998
Redemption of preferred
  stock........................   (32)      (61,478)      --      --          --            --      (61,478)
Accrual of preferential
  distribution on Class P
  common stock.................    --            --       --      --       1,764        (1,764)          --
Redemption of Class P common
  stock........................    --            --       --      --      (4,464)           --       (4,464)
Redemption of preferred stock
  options......................    --            --       --      --      (9,188)           --       (9,188)
Proceeds from exercise of
  preferred stock options......    --            --       --      --         130            --          130
Net loss.......................    --            --       --      --          --       (14,686)     (14,686)
                                  ---     ---------   ------    ----    --------     ---------     --------
BALANCE AT DECEMBER 31, 1995...    58       113,887    7,307      73      14,234      (194,615)     (66,421)
Conversion of preferred stock
  to common stock..............   (58)     (113,887)   7,593      76     113,811            --           --
Proceeds from initial public
  offering of common stock.....    --            --   12,500     125     172,676            --      172,801
Net loss.......................    --            --       --      --          --        (1,781)      (1,781)
                                  ---     ---------   ------    ----    --------     ---------     --------
BALANCE AT DECEMBER 31, 1996...    --            --   27,400     274     300,721      (196,396)     104,599
Common stock sold under the
  management stock purchase
  plan.........................    --            --       36      --         558            --          558
Net loss.......................    --            --       --      --          --        (4,491)      (4,491)
                                  ---     ---------   ------    ----    --------     ---------     --------
BALANCE AT DECEMBER 31, 1997...    --     $      --   27,436    $274    $301,279     $(200,887)    $100,666
                                  ===     =========   ======    ====    ========     =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AND PERCENTAGE AMOUNTS)

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

     On October 3, 1995, the Company agreed to acquire in a merger transaction all of the outstanding stock of WR Acquisition, Inc. ("WR"). In a series of transactions, the Company exchanged 100% of the stock of its wholly owned subsidiary, Ampad, for newly issued shares of WR. WR then contributed Ampad to its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., renamed American Pad & Paper Company of Delaware, Inc. (referred to hereafter on a pre-October 31, 1995 basis as "Williamhouse-Regency" and on a post-October 31, 1995 basis as "AP&P Delaware"), in exchange for a right to receive $140 million of merger consideration. The Company, principally using bank borrowings by AP&P Delaware aggregating $245 million, funded WR's right to receive the merger consideration. WR in turn repurchased 100% of the WR shares not owned by the Company. The Company accounted for the transaction as a purchase of the stock of WR. As a result of the transactions, the Company now owns 100% of WR, which in turn owns 100% of AP&P Delaware.

     The financial statements of the Company include the historical accounts and operations of the Company and AP&P Delaware. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of Ampad, the envelope operations of Williamhouse and Niagara, and the computer form operations of Shade/Allied since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated.

  American Pad & Paper Company of Delaware, Inc.

     The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the publicly traded notes. The Company is providing the holders of the Notes with its quarterly and annual consolidated financial statements as well as its periodic reports as filed with the Securities and Exchange Commission. The Company believes that providing such consolidated financial statements satisfies the financial information and debt compliance reporting needs of the holders of the Notes.

     There are no material differences between the financial statements of the Company and of AP&P Delaware. The composition of the AP&P Delaware's stockholders' equity at December 31, 1997 consists of one hundred shares of $0.01 par value common stock, paid in capital of $202,357 and an accumulated deficit of $101,691 and, in total, is equal to the stockholders' equity of the Company.

  Business

     The Company is among the larger manufacturers and marketers of paper-based office products in North America. The Company operates in one business segment, converting paper into office products and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, machine papers, and other paper-based office products) and Williamhouse (business envelopes and machine papers). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers. Substantially all sales are to customers within the United States.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents.

  Revenue Recognition

     The Company recognizes revenue upon shipment of the product. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to the Company for replacement or credit. The Company also offers sales volume rebates or contractual allowance payments to customers based on their level of sales activity or period of time customers agree to sell the Company's products, which aggregate period shall not exceed three years. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates and allowances are estimated and recorded based on sales activity or period of time customers agree to sell the Company's products.

  Concentration of Credit Risk

     The Company sells its products into various wholesale and retail channels, primarily for the commercial office products marketplace. Management believes its credit policies are prudent and reflect normal industry terms and business risks. The Company performs periodic credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. An allowance is maintained at a level that management believes is sufficient to cover potential credit losses including potential losses on receivables sold.

                          AMERICAN PAD & PAPER COMPANY

  Inventories

     Inventories, which consist primarily of paper and converted paper products, are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Costs include material, labor and overhead.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Significant repairs or betterments, which extend the useful life of an asset, are capitalized and depreciated over the asset's remaining useful life.

  Goodwill and Intangible Assets

     Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Intangible assets represent trade names acquired in the WR and Shade/Allied acquisitions and are amortized using the straight-line method. Trade names in the aggregate gross amount of $31,700 and $6,200 for WR and $5,610 for Shade/Allied, are amortized over 40, 15 and 40 years, respectively. Amortization expense was $879 in 1995, $4,488 in 1996 and $6,110 in 1997.

  Long-Lived Assets

     It is the Company's policy to periodically review the net realizable value of its long-lived assets, including goodwill and intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company does not believe an impairment of long-lived assets exists at December 31, 1997.

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

  Derivatives

     Premiums paid for interest rate cap agreements are amortized as interest expense over the term of the agreement. Amounts receivable under the interest rate cap agreement are recorded as a reduction of interest expense.

                          AMERICAN PAD & PAPER COMPANY

  Fair Value of Financial Instruments

     Carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of senior bank debt bearing interest at floating rates approximates fair value. The carrying value at December 31, 1997 of the Notes of $130,000 compares to the Notes' fair value of $140,400 based on quoted market rates, as determined at the end of 1997.

  Earnings Per Share

     Basic earnings per share is computed as the quotient of net income (loss) divided by the weighted average actual number of outstanding shares of common stock at the end of a year. Diluted earnings per share is computed as the quotient of net income (loss) divided by the number of outstanding shares of common stock as adjusted for common stock options. The difference between basic and diluted weighted average shares is due to 1,018 dilutive common stock options granted through 1996. The adjustment for common stock options is calculated by assuming that all dilutive options are exercised, that the proceeds from such exercise are used to repurchase shares of the Company's stock at the average price of the common stock during the period and the Company will also generate proceeds and repurchase shares from the tax benefits associated with the assumed exercise of the common stock options. Options to purchase 50 shares of common stock at a weighted average exercise price of $20.94 per share were outstanding during the second half of 1996 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock. Dilutive earnings per share and weighted average shares outstanding are not presented in 1995 and 1997 due to the losses incurred and the anti-dilutive effect of the common stock options. In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, all periods presented in the financial statements have been restated to adopt this new earnings per share presentation.

     In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98, the weighted average number of outstanding common shares and common stock options is calculated based on the historical timing of the common stock transactions. The historical numbers do not reflect retroactive treatment of the Company's initial public offering of common stock or the conversion of preferred stock and preferred stock options; however, the Company's
8.1192 -- for -- one stock split in 1996 has been retroactively reflected in the Company's financial statements.

  Reclassifications

     Certain amounts in the 1995 and 1996 consolidated financial statements, none of which have an effect on net income (loss), have been reclassified to conform to the presentation in the 1997 consolidated financial statements.

3. ACQUISITIONS

  Shade/Allied, Inc.

     Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $50,677, consisting of cash of $49,486 and direct acquisition costs of $1,191. The Company financed this acquisition with proceeds from the Company's bank credit agreement. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $4,585; inventory of $5,760; prepaid and other assets of $129; property and equipment of $14,444; identifiable intangible assets of $5,610; other long term assets of

                          AMERICAN PAD & PAPER COMPANY

$725; accounts payable of $6,871; accrued liabilities of $7,164; income taxes payable of $215; deferred income tax payable of $6,676; and pension liability of $1,051. The aggregate acquisition costs exceeded fair market value of net assets acquired by $41,401. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of the acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

  Niagara Envelope Company, Inc.

     Effective June 28, 1996, the Company acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $48,202 and consisted of cash of $45,175 and direct acquisition costs of $3,027. Additionally, the Company paid $5,000 at closing under a one-year consulting service agreement. The Company principally financed the acquisition through proceeds from the sale of the Personalizing division described below. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: cash of $238; accounts receivable of $10,946; inventories of $11,878; prepaid and other assets of $1,572; management services agreement of $5,000; property and equipment of $26,824; deferred income tax liability of $2,227; accounts payable of $6,064; accrued expenses of $10,464; other noncurrent liabilities of $381; and assumed debt of $3,900. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19,780. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition. In both 1996 and 1997, the Company recorded $2,500 as management fees and services for the amortization of the consulting service agreement.

  WR Acquisition, Inc./Williamhouse-Regency

     The Company acquired WR Acquisition, Inc. and its wholly owned subsidiary Williamhouse-Regency of Delaware, Inc. through a merger transaction effective October 31, 1995. The transaction was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The aggregate acquisition cost totaled $147,853 and consisted of cash of $140,000 and direct acquisition costs of $7,853. The acquisition was entirely financed through the Company's bank credit agreement and an off-balance sheet accounts receivable facility. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $39,174; inventories of $49,496; prepaid expenses and other assets of $8,699; net assets held for sale of $41,179; property and equipment of $81,682; identifiable intangible assets of $37,900; deferred income tax liability of $24,340; accounts payable of $17,518; accrued expenses of $40,518; noncurrent liabilities of $2,019 and assumed debt of $152,905. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $127,023. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of AP&P Delaware have been included in the accompanying consolidated financial statements since the date of acquisition. The businesses acquired included the Williamhouse division, a manufacturer of a wide range of mill branded, specialty and commodity envelopes; and the Personalizing division, which provides custom imprinting services.

     The Personalizing stationery and invitations division acquired in the acquisition was identified by management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Personalizing division from the date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Personalizing division. On June 27, 1996, the Personalizing division was sold for net proceeds of $47,890. The net proceeds from the sale exceeded the carrying amount of the asset held for sale by $1,599. As such, the preliminary purchase price allocation was adjusted resulting in a $959 addition to goodwill. During

                          AMERICAN PAD & PAPER COMPANY
the six month period ended June 30, 1996, the Personalizing division had operating income of $2,369 and interest carrying costs of $1,884, which have been excluded from the condensed consolidated statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

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

  Strategic Assimilation of Acquisitions

     Certain costs are expected to be incurred in connection with the Company's separate strategic plans to integrate and consolidate certain plant, administrative, sales and corporate functions of Williamhouse, Niagara and Shade/Allied and the associated net reduction of approximately 500 employees. Such costs, aggregating $27,500, include lease termination expenses, severance and contractual change of control benefits, the liabilities that were included in the purchase price allocation within accrued expenses. The remaining $8,534 in accrued acquisition integration costs is intended to cover the costs of closing and integrating six manufacturing facilities and one distribution facility which are expected to be completed during the next two to three years.

  Pro Forma Results of Operations

     The following summary for the year ended December 31, 1996 presents the results of operations on a pro forma basis, as if the Niagara and Shade/Allied acquisitions had occurred as of January 1, 1996 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The summary for the year ended December 31, 1995 presents the results of operations as if the Niagara, WR and Globe acquisitions had occurred as of January 1, 1995 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). As Shade/Allied was acquired effective February 11, 1997, the pro forma results for the year ended December 31, 1997 are not materially different from the actual results and therefore are not reported here. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results

                          AMERICAN PAD & PAPER COMPANY
which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1995          1996
                                                              ----------    ----------
Net sales...................................................   $617,869      $730,801
                                                               ========      ========
Income before income taxes..................................   $  5,758      $ 41,257
                                                               ========      ========
Net income..................................................   $  3,678      $ 23,434
                                                               ========      ========
Diluted earnings per share..................................   $   0.50      $   1.27
                                                               ========      ========

4. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Accounts receivable -- trade................................  $56,431    $72,975
Accounts receivable -- other................................    2,839      4,022
Less allowance for doubtful accounts and reserves for
  customer deductions, returns and cash discounts...........   (2,216)    (2,794)
                                                              -------    -------
                                                              $57,054    $74,203
                                                              =======    =======

     The Company originally sold an undivided ownership interest in a revolving pool of trade accounts receivable for $45,000 in October 1995. On May 24, 1996, the Company entered into a new $60,000 accounts receivable facility with similar terms. At December 31, 1996 and 1997, $54,000 and $60,000 of accounts receivable were sold respectively under this facility. The accompanying balance sheets exclude the sold accounts receivable. The full amount of the allowance for doubtful accounts has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold through the recourse provision of the receivable sale agreement. Under the agreement, the maximum amount of the purchaser's investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The total cost of the program was $423 in 1995, $1,823 in 1996 and $2,954 in 1997. The agreement expires in 2000.

     Bad debt expense for 1995, 1996 and 1997 was immaterial.

5. INVENTORIES

     Inventories consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Raw material and semi-finished goods........................  $ 41,505    $ 54,285
Work in process.............................................     4,695       5,600
Finished goods..............................................    58,607     100,480
                                                              --------    --------
                                                               104,807     160,365
LIFO reserve................................................       860      (6,006)
                                                              --------    --------
                                                              $105,667    $154,359
                                                              ========    ========

                          AMERICAN PAD & PAPER COMPANY

     In connection with the WR, Niagara, and Shade/Allied acquisitions, total inventories for financial accounting purposes were written up by $15,845 to fair market value including reversal of $7,339 related to historical LIFO reserves. Since the Company is on the LIFO method of accounting, such write-up formed the historical base year cost for the acquired inventories and will not impact the statement of operations unless a decrement of base inventory quantities occurs. There were no liquidations of LIFO inventories in 1997. Liquidation of LIFO layers in 1995 and 1996 was not material.

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                        ESTIMATED         DECEMBER 31,
                                                     USEFUL LIVES IN   -------------------
                                                          YEARS          1996       1997
                                                     ---------------   --------   --------
Land...............................................                    $  6,749   $  6,768
Buildings..........................................         40           30,532     30,697
Machinery and equipment............................       3-12           96,790    116,005
Office furniture and fixtures......................        3-7            8,263      9,431
Construction in progress...........................                       5,060     15,322
                                                                       --------   --------
                                                                        147,394    178,223
Less accumulated depreciation and amortization.....                      14,304     26,833
                                                                       --------   --------
                                                                       $133,090   $151,390
                                                                       ========   ========

     In connection with the WR, Niagara, and Shade/Allied acquisitions, acquired property, plant and equipment was appraised at $45,647 in excess of (less than) historical book value including $1,298, $(541) and $32,903 allocated to land, buildings and machinery and equipment in 1995, respectively, $(1,328) and $6,684 allocated to buildings and machinery and equipment in 1996, respectively, and $(34), $(3,146), and $9,811 allocated to land, buildings, and machinery and equipment in 1997, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Goodwill....................................................  $146,006    $189,861
Intangible assets, principally tradenames...................    38,233      44,284
Debt issuance costs.........................................    18,369      18,369
                                                              --------    --------
                                                               202,608     252,514
Less accumulated amortization...............................    10,177      18,816
                                                              --------    --------
                                                              $192,431    $233,698
                                                              ========    ========

                          AMERICAN PAD & PAPER COMPANY

8. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Acquisition integration costs...............................  $12,695    $ 8,534
Sales volume discounts......................................   20,184     11,634
Salaries, wages and benefits................................    8,738      4,242
Interest....................................................    4,171      5,927
Other.......................................................    9,253      9,820
                                                              -------    -------
                                                              $55,041    $40,157
                                                              =======    =======

9. BORROWINGS

     Long-term debt of the Company, which was incurred entirely by AP&P Delaware, consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Senior bank debt............................................  $129,000    $259,400
13% Senior Subordinated Notes due 2005......................   130,000     130,000
Industrial revenue bonds....................................    10,140       8,340
Capitalized lease obligations...............................     2,843       2,375
                                                              --------    --------
                                                               271,983     400,115
Less current portion........................................     2,171       1,538
                                                              --------    --------
                                                              $269,812    $398,577
                                                              ========    ========

     Future maturities of long-term debt at December 31, 1997 are $1,538 in 1998, $10,423 in 1999, $51,034 in 2000, $200,993 in 2001, $965 in 2002, and
$135,162 thereafter.

  Senior Bank Debt

     Contemporaneously with the Company's initial public offering of common stock, the Company refinanced and retired all remaining indebtedness under the old bank credit agreement and entered into a new bank credit agreement. The new bank credit agreement, as amended, is a revolving credit facility with a maximum availability of $330,000 with the following principal terms. Loans are made directly to AP&P Delaware and are guaranteed by the Company and each of its subsidiaries, other than Notepad. Loans made under the new bank credit agreement bear interest at a rate per annum, equal to, at the Company's option, the base rate, plus an applicable margin, or a Eurodollar rate plus an applicable margin, as such terms are defined in the agreement and amendments. The applicable margin for base rate loans varies from .5% to 1.5% and the applicable margin for Eurodollar rate loans varies from 1.5% to 2.5%, each based on the Company's leverage ratio and the type of loan. Availability under the new bank credit agreement is subject to an unused commitment fee, which is a percentage of the unutilized revolving loan commitment. The percentage varies from .3% to .5% based on the Company's leverage ratio.

     Availability under the new bank credit agreement as amended is reduced to the extent of the net proceeds of sales of assets by the Company, the net proceeds of an issuance of debt by the Company or 50% of the net proceeds of an issuance of equity by the Company. Availability will be reduced by $80,000 in 1999 and $50,000 in 2000. The new bank credit agreement terminates in 2001.

                          AMERICAN PAD & PAPER COMPANY

     The new bank credit agreement and amendments require the Company to meet certain financial tests, including minimum levels of EBITDA (earnings before interest, taxes, depreciation, amortization and noncash charges, as defined in the agreement), minimum interest coverage and maximum leverage ratio. The agreement also contains covenants, which, among other things, limit the incurrence of additional indebtedness, transactions with affiliates, asset sales, acquisitions, mergers, and other matters customarily restricted in such agreements. In addition no dividends may be paid prior to March 31, 1999, the Company will not incur capital expenditures during 1998 in excess of $15,000 and future acquisitions require the written consent of the banks. The new bank credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA, judgment defaults, failure of any guaranty or security agreement supporting the bank credit agreement to be in full force and effect, and change of control.

     The new bank credit agreement requires the Company to continue its interest rate cap covering a portion of the outstanding balance under the old bank credit agreement. In January 1996, the Company entered into a four-year agreement that entitles the Company to receive from the counterpart on a quarterly basis the amount, if any, by which LIBOR exceeds 6.5% for the first two years of the agreement and 7.5% for the last two years on a notional principal amount of $100,000. The counterpart to this agreement is a large financial institution.

     The new bank credit agreement is guaranteed by the Company and all its subsidiaries, except for Notepad, and is secured by substantially all the assets of AP&P Delaware and a pledge of all capital stock of AP&P Delaware and its subsidiaries.

  Senior Subordinated Notes

     AP&P Delaware issued $200,000 of 13% Senior Subordinated Notes ("Notes") through a private placement in December 1995. In June 1996, AP&P Delaware completed an exchange of the privately held notes for publicly held notes with substantially identical terms. The Notes are unsecured and subordinated to all senior bank debt. Interest is payable semi-annually on May 15 and November 15. The Notes are redeemable on and after November 15, 2000, at AP&P Delaware's option, at redemption prices ranging from 106.5% of the face value of the notes in 2000 to 100% of the face value of the notes in 2003 or thereafter. Additionally, at any time on or prior to November 15, 1998, AP&P Delaware may, at its option, use the proceeds of public equity offerings of the Company or AP&P Delaware to redeem up to 35% of the Notes at redemption prices ranging from 111% to 113% of the face value of the Notes. Subsequent to the Company's initial public offering of common stock in July 1996, AP&P Delaware repaid $70,000 of the Notes.

     The Notes are fully and unconditionally guaranteed by all subsidiaries of AP&P Delaware, except for Notepad, on a joint, several and senior subordinated basis, however, no guarantee from the Company exists. The Notes contain restrictive covenants which, among other things, limit dividends, repurchase of capital stock and investments, incurrence of additional indebtedness, transactions with affiliates and other matters customarily restricted in such agreements.

     On December 1, 1995, $200,000 of proceeds were received from the Notes and were used to repurchase $100,000 of publicly-held notes of Williamhouse-Regency assumed in the WR Acquisition and redeem preferred stock, preferred stock equivalents, and Class P common stock in the aggregate amount of $75,000.

  Other

     At December 31, 1997, the Company had outstanding various industrial revenue bonds in the aggregate amount of $8,340. The industrial revenue bonds bear interest at rates ranging from 3.2% to 4.8%. Aggregate annual principal payments ranging from $345 to $1,175 are due through 2010. The Company guarantees

                          AMERICAN PAD & PAPER COMPANY
payment of principal and interest on the industrial revenue bonds. Letters of credit secure the industrial revenue bonds.

     At December 31, 1996 and 1997, letters of credit in the aggregate amount of $15,826 and $12,996, respectively, were outstanding.

     The Company incurred fees related to financing transactions of approximately $8,620 in 1996 which have been deferred and are being amortized using the effective interest method over the respective lives of the agreements.

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

     Prior to the completion of the initial public offering, the Company's shareholders approved an 8.1192-for-one stock split for all of the then outstanding common stock shares and common stock options. Concurrently with the stock split, all of the outstanding preferred stock and preferred stock options were converted into shares of common stock and common stock options, respectively, using a conversion price determined by dividing the preferred stock liquidation value of $1,948.50 per share by the initial public offering price per share of $15. All common stock share amounts have been restated to reflect the stock split; however, the common stock share amounts have not been restated to reflect the conversion of preferred stock and preferred stock options.

     The preferred stock has no dividend rights and, except as required by law, is nonvoting. As of December 31, 1995, after giving effect to satisfaction of its preferred redemption values, the Company's Class P common stock was also converted on a share-for-share basis into common stock.

     At January 1, 1995, options for 1,026 shares of common stock had been issued to certain members of the Company's management under the 1992 Key Employee Stock Option Plan (the "1992 Plan") in two separate tranches -- "Core" stock options for 758 shares and "Performance" stock options for 268 shares. The exercise price of all options equaled or exceeded the fair market value at date of grant. In connection with the WR acquisition effective October 31, 1995, the Company's equity was recapitalized via a stock dividend of one share of preferred stock for every ten shares of common stock and Class P common stock and options to purchase common stock. Concurrently, preferred stock options were granted to holders of common stock options and the respective exercise prices were adjusted to maintain option holders' pro rata economic interests pursuant to antidilution provisions included in the existing stock option plans.

                          AMERICAN PAD & PAPER COMPANY

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

STOCK OPTIONS

     1992 Key Employees Stock Option Plan. On July 31, 1992, the Board of Directors of the Company adopted the Ampad Holding Corporation 1992 Key Employees Stock Option Plan, which authorized grants of stock options and the sale of common stock to current or future employees, directors, consultants or advisers of the Company or its subsidiaries. During 1992, 1994 and 1995, the Company granted options to purchase 2,839 shares of common stock to three of its officers, who were also stockholders, at weighted average purchase prices ranging from $.007 to $1.65 per share. Currently, all options granted pursuant to the 1992 Stock Plan are exercisable and expire 15 months after the termination of the option holder's employment with the Company or any of its subsidiaries. On June 22, 1996 the Board of Directors terminated the 1992 Stock Plan.

     1996 Stock Plan. On June 22, 1996, the Company adopted the 1996 Key Employees Stock Incentive Plan. The 1996 Stock Plan provides for the granting to employees and other key individuals who perform services for the Company the following types of incentive awards: options to purchase common stock, stock appreciation rights with respect to the common stock, restricted shares of common stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1996 Stock Plan. The 1996 Stock Plan affords the Company flexibility in tailoring incentive compensation to support corporate and business objectives, and to anticipate and respond to changing business environments and competitive compensation practices.

     An aggregate of 1,500 shares of common stock of the Company has been reserved for issuance under the 1996 Stock Plan. Except for any other adjustments made by the Board of Directors relating to a stock split or certain other changes in the number of shares of common stock, or to reflect extraordinary corporate transactions, further increases in the number of shares authorized for issuance under the 1996 Stock Plan must be approved by the stockholders of the Company. Stock options granted during 1996 under the Stock Plan generally have a maximum term of ten years and vest over four years. The Company granted options to purchase 742 shares of common stock at a weighted average purchase price of $15 per share.

     Non-Employee Director Plan. On June 22, 1996, the Company adopted the Non-Employee Director Stock Option Plan. Pursuant to the Non-Employee Director Plan, each director (other than directors who are employees of the Company) will receive a one-time option grant to purchase 25 shares of common stock upon effectiveness of the Non-Employee Director Plan or, for new directors, upon initial election or appointment to the Board. In addition, each director will receive an annual grant of options to purchase 2 shares of common stock beginning on the latter of the date of such director's fourth anniversary of being elected to the Board or four years from the initial public offering date. The initial one-time grants will vest over three years with 50%

                          AMERICAN PAD & PAPER COMPANY
vesting in the first year and 25% in the remaining two years. The annual grants will vest in three equal installments. The exercise price for all options granted under the non-Employee Director plan will be at fair market value as of the time of such grant. Options granted under the non-Employee Director plan would generally terminate ten years after the date such options become exercisable. An aggregate of 350 shares of common stock has been reserved for issuance under the non-Employee Director Plan. During 1996, the Company granted options to purchase 125 shares of common stock to the Company's non-employee directors at a weighted average purchase price of $17.38 per share.

     Stock Purchase Plan. On June 22, 1996, the Company adopted the Management Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is designed to provide equity incentives to selected members of the Company's management, including employee Directors and executive officers. The Compensation Committee upon the recommendation of the Company's Chief Executive Officer will select the eligible participants. Under the Purchase Plan, eligible participants will be able to elect to purchase shares of common stock in lieu of up to 25% of their annual incentive bonuses. The common stock will be sold under the Purchase Plan at a 25% discount from the fair market value on the date of purchase. An aggregate of 250 shares of common stock has been reserved and 36 shares were issued in February 1997.

     For the three years ended December 31, 1997, stock option activity is as follows:

                                                           SHARES SUBJECT   AVERAGE EXERCISE
                                                             TO OPTION           PRICE
                                                           --------------   ----------------
Balance, December 31, 1994...............................      1,026             $ 0.11
Stock options granted....................................      1,813             $ 0.14
Redemption of preferred stock options....................       (612)            $ 0.03
                                                               -----
Balance, December 31, 1995...............................      2,227             $ 0.16
Stock options granted....................................        867             $15.34
                                                               -----
Balance, December 31, 1996...............................      3,094             $ 4.41
Stock options forfeited..................................        (80)            $15.00
                                                               -----
Balance, December 31, 1997...............................      3,014             $ 4.13
                                                               =====

     As of December 31, 1997, the following information is presented for stock options outstanding.

                                                                OPTIONS
                                    ---------------------------------------------------------------
                                                OUTSTANDING                      EXERCISABLE
                                    -----------------------------------   -------------------------
          EXERCISE PRICE                     AVERAGE   AVERAGE EXERCISE            AVERAGE EXERCISE
              RANGE                 SHARES    LIFE          PRICE         SHARES        PRICE
          --------------            ------   -------   ----------------   ------   ----------------
$.007 to $1.65....................  2,227      4.5          $ 0.16        2,227         $ 0.16
$15.00............................    662      8.6          $15.00          130         $15.00
$15.00 to $21.38..................    125      8.7          $17.38           63         $17.38

     The average life is the average contractual life of the outstanding options in years. The average fair value of common stock options granted in 1996 was $8.835 per share. There were no options granted in 1997.

     In 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123").

     On a pro forma basis, if the Company had recorded compensation expense in 1996 and 1997 for the stock options granted in accordance with the accounting provisions of SFAS No. 123, the pro forma net income (loss) before extraordinary item would have been $17,820 and $(5,757), respectively, the basic pro forma net income (loss) per share before extraordinary item would have been $1.02 and $(0.21), respectively; and the diluted pro forma net income (loss) per share before extraordinary item for 1996 would have been $0.97.

                          AMERICAN PAD & PAPER COMPANY

     The significant assumptions used to estimate the fair value of the stock options granted in 1996 include risk free rates of return ranging from 6.26% to 6.94%, an expected option life of 10 years, an expected volatility of 27% and no expected dividend payments.

11. PENSION PLAN AND 401(K) PLAN

     The Company is a sponsor of two qualified defined benefit pension plans and a supplemental non-qualified benefit pension plan, which were assumed as part of its acquisitions. The Company's liabilities under such plans are included in other liabilities in the consolidated balance sheet.

     The Company maintains retirement plans (401(k) plan) for the benefit of all employees who meet minimum age and service requirements. Company contributions to the plans may be made at the discretion of the board of directors. Contributions to the plans were approximately $568, $1,239, and $1,225 for the years ended December 31, 1995, 1996 and 1997, respectively.

12. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                             1995       1996     1997
                                                           --------   --------   ----
Current
  Federal................................................  $     --   $     --   $ --
  State..................................................       169        491     --
                                                           --------   --------   ----
                                                                169        491     --
Deferred provision (benefit).............................    (6,707)    13,361    642
                                                           --------   --------   ----
Provision (benefit) for income taxes before extraordinary
  item...................................................    (6,538)    13,852    642
Deferred benefit relating to extraordinary item..........    (6,434)   (13,009)    --
                                                           --------   --------   ----
Provision (benefit) for income taxes.....................  $(12,972)  $    843   $642
                                                           ========   ========   ====

     Reconciliation between the statutory U.S. federal income tax (benefit) rate and the Company's effective income tax (benefit) rate is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                           1995       1996      1997
                                                           -----      ----      -----
Federal income tax rate..................................  (35.0)%    35.0%     (35.0)%
Adjustment to valuation allowance........................  (15.3)       --         --
Goodwill and intangible amortization.....................     .2       3.3       45.2
State taxes, net.........................................   (5.0)      4.9        2.1
Other, net...............................................   (1.4)       --        4.4
                                                           -----      ----      -----
Effective tax rate.......................................  (56.5)%    43.2%      16.7%
                                                           =====      ====      =====

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

                          AMERICAN PAD & PAPER COMPANY

     Temporary tax differences affected and categorized by financial statement line item are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Current deferred tax assets (liabilities):
  Accrued expenses..........................................  $  9,066    $  4,896
  Accounts receivable and allowances........................       361           6
  Inventory valuation.......................................    (7,763)     (6,687)
  Net operating losses and tax credits......................     9,090      13,777
                                                              --------    --------
          Current deferred tax asset, net...................  $ 10,754    $ 11,992
                                                              ========    ========
Noncurrent deferred tax assets (liabilities):
  Tradenames and intangibles................................  $(14,609)   $(16,347)
  Property and equipment, net...............................   (24,405)    (30,780)
  Noncash compensation expense credited
     to paid-in-capital.....................................     6,776          --
  Other accrued liabilities.................................     1,257       7,650
                                                              --------    --------
          Noncurrent deferred tax liability, net............  $(30,981)   $(39,477)
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

     At December 31, 1997, the Company had net operating losses available to reduce future taxable income of approximately $30,900. These net operating losses expire in the years 2007 through 2012. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. In addition, the Company has approximately $1,406 of alternative minimum tax credit carried forward. The acquisition of WR resulted in a change in control of WR. Consequently the utilization of these credits in future periods are subject to limitation.

13. COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company is obligated under noncancelable operating leases for office space and machinery and equipment, which expire at various times through 2016. Annual minimum lease commitments under these leases amount to $5,886 in 1998, $5,007 in 1999, $3,813 in 2000, $3,249 in 2001, $2,911 in 2002 and $25,853
thereafter for an aggregate of $46,719.

     Total rent expense was approximately $1,888, $3,551, $6,572 for 1995, 1996 and 1997 respectively.

  Litigation

     On March 10, 1998, the Company, certain of its officers and directors, certain former controlling stockholders and certain investment banking firms that participated in the Company's IPO were named in a civil action filed in the United States District Court in the Northern District of Texas, Dallas Division. The complaint, a purported class action on behalf of purchasers of the Company's Common Stock between July 2, 1996 and December 17, 1997, alleges violation of the federal securities laws for failure to disclose certain facts about the Company's operations in connection with the Company's IPO and in certain periodic reports. The complaint seeks unspecified damages and any other relief permitted by law. The Company believes that the allegations in the complaint are without merit, and the Company intends to rigorously defend itself.

                          AMERICAN PAD & PAPER COMPANY

     There are various other outstanding claims against the Company arising in the normal course of business. The Company believes that these claims are without merit and that any losses which might ultimately be sustained by the Company would not be material to the financial position, results of operations, or cash flows of the Company.

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

14. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1995, 1996 and 1997, the Company expensed $542, $1,380 and $2,371, respectively, for management and directors' fees and out of pocket expenses to the principal shareholders (Bain Capital). Unpaid fees of $500 and $553 are included in accrued expenses in the consolidated balance sheets at December 31, 1996 and 1997 respectively. In June 1996, the Company revised its management services agreement with Bain Capital, pursuant to which, for four years, the Company will pay Bain Capital an aggregate annual fee of no less than $2,000 plus a fee of 1% for completed acquisition transactions.

     In 1996, the Company paid Bain Capital $3,000 in fees in connection with the new bank credit agreement, which were included in debt issuance costs paid, $550 and $750, respectively, in fees in connection with the acquisition of Niagara and Shade/Allied, which were included as part of the purchase price, and $2,091 in connection with the Company's initial public offering of common stock. In 1995, the Company paid $7,000 to Bain Capital for services relating to the WR acquisition and the related financing of the transaction. Of this amount, $4,300 was included in deferred financing fees and $2,700 was a direct acquisition expense allocated to the net assets acquired. The Company also paid $450 to Bain Capital relating to the Globe-Weis acquisition, which was included in deferred financing fees.

     The Company had an outstanding note receivable of $324 and $270 at December 31, 1996 and 1997, respectively, from its executive vice president which is due in 2000.

     On January 9, 1998, the Company's Interim Chief Financial Officer, who is also a director, exercised stock options to purchase 288 shares for $10. In December 1997, the Company's Board of Directors approved a loan for up to $1.0 million for the same individual due in three years at a rate of approximately 6.25%, fully secured by the 288 shares of common stock. This individual intends to draw on this note by the end of March 1998. In January 1998, the Company's Board of Directors approved an extension of 18 months to exercise 299 common stock options after this individual is no longer a director for the Company.

15. OTHER INFORMATION

     Substantially all of the Company's operations are conducted within the United States.

     Two customers accounted for 27% of the Company's net sales for 1995 and one customer accounted for 11% and 12% of the Company's net sales in 1996 and 1997, respectively.

                          AMERICAN PAD & PAPER COMPANY

16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The Company's historical unaudited quarterly results of operations for each of the years ended December 31, 1996 and 1997 are summarized as follows:

                                                      1996 -- QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31   JUNE 30     SEPTEMBER 30     DECEMBER 31
                                       --------   --------   ---------------   -----------
Net sales............................  $120,108   $114,099      $173,606        $176,046
Gross profit.........................    23,528     24,931        36,037          40,914
Net income before extraordinary
  item...............................       133        691         6,925          10,465
Net income (loss)....................       133       (609)      (11,770)         10,465
Basic EPS -- net income per share
  before extraordinary item..........  $   0.02   $   0.09      $   0.25        $   0.38
Basic EPS -- net income (loss) per
  share..............................      0.02      (0.09)        (0.43)           0.38
Diluted EPS -- net income per share
  before extraordinary item..........  $   0.02   $   0.09      $   0.24        $   0.36
Diluted EPS -- net income (loss) per
  share..............................      0.02      (0.07)        (0.41)           0.36

                                                      1997 -- QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31   JUNE 30    SEPTEMBER 30(1)   DECEMBER 31
                                       --------   --------   ---------------   -----------
Net sales............................  $149,834   $167,160      $176,462        $193,879
Gross profit.........................    30,999     32,821        26,824           6,303
Net income (loss)....................     3,988      4,708           951         (14,138)
Basic EPS -- net income (loss) per
  share..............................  $   0.15   $   0.17      $   0.03        $  (0.52)
Diluted EPS -- net income (loss) per
  share..............................  $   0.14   $   0.16      $   0.03             n/a

---------------

(1) Quarterly data reflects restatement from data previously filed on Form 10-Q for the third quarter ended September 30, 1997. The Company previously reported earnings per share of $0.06 per share for the quarter ended September 30, 1997. The results presented above for the third quarter reflects certain adjustments which should have been reported in the earnings for that quarter.

                          AMERICAN PAD & PAPER COMPANY

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

     The 13% senior subordinated notes are guaranteed by Shade/Allied, Inc., a wholly owned subsidiary of American Pad & Paper Company of Delaware, Inc. ("Delaware"). The subsidiary guaranty is full, unconditional and joint and several. The Company is not a guarantor of the senior subordinated notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of December 31, 1997 and for the year then ended is presented. Shade/Allied was acquired by Delaware on February 11, 1997 and, as a result, the year ended December 31, 1997 is the first period in which the Company's historical results include the results of operations of Shade/Allied and is the first period where Shade/Allied was a guarantor subsidiary. The condensed consolidating financial information is as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                     ASSETS

                                                                          DECEMBER 31, 1997
                                               -----------------------------------------------------------------------
                                                  THE       GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                                COMPANY     SUBSIDIARY     SUBSIDIARY     ELIMINATIONS       TOTAL
                                               ---------    ----------    ------------    ------------    ------------
Current assets:
  Cash.......................................  $   4,853     $      2       $     --        $     --       $   4,855
  Accounts receivable........................      8,812          434         64,957              --          74,203
  Intercompany receivable (payable)..........     40,054      (13,468)       (26,586)             --              --
  Inventories................................    146,006        8,353             --              --         154,359
  Prepaid expenses and other current
    assets...................................      1,351           32             19              --           1,402
  Income taxes -- deferred and receivable....     16,051           --             --              --          16,051
                                               ---------     --------       --------        --------       ---------
        Total current assets.................    217,127       (4,647)        38,390              --         250,870
Property, plant and equipment................    137,798       13,592             --              --         151,390
Investment in subsidiaries...................     88,862           --             --         (88,862)             --
Intangible assets............................    187,415       45,933            350              --         233,698
Other........................................      2,443           --             --              --           2,443
                                               ---------     --------       --------        --------       ---------
        Total assets.........................  $ 633,645     $ 54,878       $ 38,740        $(88,862)      $ 638,401
                                               =========     ========       ========        ========       =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt..........  $   1,538     $     --       $     --        $     --       $   1,538
  Accounts payable...........................     53,512        2,844             --              --          56,356
  Accrued expenses...........................     38,245        1,478            434              --          40,157
  Income taxes payable.......................         --           --             --              --              --
                                               ---------     --------       --------        --------       ---------
        Total current liabilities............     93,295        4,322            434              --          98,051
Long-term debt...............................    398,577           --             --              --         398,577
Deferred income taxes........................     39,477           --             --              --          39,477
Other liabilities............................      1,630           --             --              --           1,630
                                               ---------     --------       --------        --------       ---------
        Total liabilities....................    532,979        4,322            434              --         537,735
                                               ---------     --------       --------        --------       ---------
Stockholders' equity:
  Common stock...............................        274           30             10             (40)            274
  Additional paid-in capital.................    301,279       50,648         35,399         (86,047)        301,279
  Retained earnings (accumulated deficit)....   (200,887)        (122)         2,897          (2,775)       (200,887)
                                               ---------     --------       --------        --------       ---------
        Total stockholders' equity...........    100,666       50,556         38,306         (88,862)        100,666
                                               ---------     --------       --------        --------       ---------
        Total liabilities and stockholders'
          equity.............................  $ 633,645     $ 54,878       $ 38,740        $(88,862)      $ 638,401
                                               =========     ========       ========        ========       =========

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                    THE       GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                  COMPANY     SUBSIDIARY     SUBSIDIARY     ELIMINATIONS       TOTAL
                                  --------    ----------    ------------    ------------    ------------
A2YEAR ENDED DECEMBER 31, 1997
Net sales.......................  $659,033     $64,777        $    --         $(36,475)       $687,335
Cost of sales...................   565,451      61,412             --          (36,475)        590,388
                                  --------     -------        -------         --------        --------
  Gross profit..................    93,582       3,365             --               --          96,947
Operating expenses:
  Selling and marketing.........    20,800       1,105             --               --          21,905
  General and administrative....    26,750         752             --               --          27,502
  Loss on sale of accounts
     receivable.................     5,336          --         (2,382)              --           2,954
  Amortization of intangible
     assets.....................     5,032       1,078             --               --           6,110
  Management fees and
     services...................     4,871          --             --               --           4,871
                                  --------     -------        -------         --------        --------
Income from operations..........    30,793         430          2,382               --          33,605
Other income (expense)
  Interest......................   (37,723)         --           (120)              --         (37,843)
  Other income, net.............       389          --             --               --             389
                                  --------     -------        -------         --------        --------
Income (loss) before income
  taxes.........................    (6,541)        430          2,262               --          (3,849)
Provision for income taxes......      (814)        552            904               --             642
                                  --------     -------        -------         --------        --------
Income (loss) before equity in
  earnings of subsidiaries......    (5,727)       (122)         1,358               --          (4,491)
Equity in earnings of
  subsidiaries..................     1,236          --             --           (1,236)             --
                                  --------     -------        -------         --------        --------
Net income (loss)...............  $ (4,491)    $  (122)       $ 1,358         $ (1,236)       $ (4,491)
                                  ========     =======        =======         ========        ========

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                      YEAR ENDED DECEMBER 31, 1997
                                 ----------------------------------------------------------------------
                                   THE       GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                 COMPANY     SUBSIDIARY     SUBSIDIARY     ELIMINATIONS       TOTAL
                                 --------    ----------    ------------    ------------    ------------
Net cash provided by (used in)
  operating activities.........  $(62,493)      $ 76           $ 8            $   --         $(62,409)
Investing activities:
  Purchase of business,
     including acquisition
     costs.....................   (50,677)        --            --                --          (50,677)
  Purchases of property, plant
     and equipment.............   (23,019)       (76)           --                --          (23,095)
  Proceeds from sale of
     assets....................     4,056         --            --                --            4,056
                                 --------       ----           ---            ------         --------
          Net cash used in
            investing
            activities.........   (69,640)       (76)           --                --          (69,716)
                                 --------       ----           ---            ------         --------
Financing activities:
  Proceeds from long-term
     debt......................   130,400         --            --                --          130,400
  Repayment of long-term
     debt......................    (2,268)        --            --                --           (2,268)
  Net proceeds of new accounts
     receivable financing......     6,000                                                       6,000
  Other........................       566         --            (8)               --              558
                                 --------       ----           ---            ------         --------
          Net cash provided by
          (used in) financing
            activities.........   134,698         --            (8)               --          134,690
                                 --------       ----           ---            ------         --------
Increase in cash...............     2,565         --            --                              2,565
Cash, beginning of period......     2,288          2            --                --            2,290
                                 --------       ----           ---            ------         --------
Cash, end of period............  $  4,853       $  2           $--            $   --         $  4,855
                                 ========       ====           ===            ======         ========

                    AMERICAN PAD & PAPER COMPANY OF DELAWARE
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................     60
Consolidated Balance Sheets at December 31, 1996 and 1997...     61
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................     62
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................     63
Consolidated Statements of Changes in Stockholder's Equity
  for the years ended December 31, 1995, 1996 and 1997......     64
Notes to Consolidated Financial Statements..................     65

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of
  American Pad & Paper Company of Delaware, Inc.
     (a wholly owned subsidiary of American Pad & Paper Company)

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 31 present fairly, in all material respects, the financial position of American Pad & Paper Company of Delaware, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
March 16, 1998

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1996          1997
                                                              --------      ---------
Current assets:
  Cash......................................................  $  2,290      $   4,855
  Accounts receivable.......................................    57,054         74,203
  Inventories...............................................   105,667        154,359
  Income taxes receivable...................................        --          4,059
  Prepaid expenses and other current assets.................     4,739          1,402
  Deferred income taxes.....................................    10,754         11,992
                                                              --------      ---------
          Total current assets..............................   180,504        250,870
Property and equipment......................................   133,090        151,390
Intangible assets...........................................   192,431        233,698
Other.......................................................     3,392          2,443
                                                              --------      ---------
          Total assets......................................  $509,417      $ 638,401
                                                              ========      =========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  2,171      $   1,538
  Accounts payable..........................................    44,932         56,356
  Accrued expenses..........................................    55,041         40,157
  Income taxes payable......................................       503             --
                                                              --------      ---------
          Total current liabilities.........................   102,647         98,051
Long-term debt..............................................   269,812        398,577
Deferred income taxes.......................................    30,981         39,477
Other.......................................................     1,378          1,630
                                                              --------      ---------
          Total liabilities.................................   404,818        537,735
                                                              --------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, voting, $.01 par value, 1,000 shares
     authorized, one hundred shares issued and
     outstanding............................................        --             --
  Additional paid-in capital................................   201,799        202,357
  Accumulated deficit.......................................   (97,200)      (101,691)
                                                              --------      ---------
          Total stockholder's equity........................   104,599        100,666
                                                              --------      ---------
          Total liabilities and stockholder's equity........  $509,417      $ 638,401
                                                              ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Net sales..................................................  $257,160    $583,859    $687,335
Cost of sales..............................................   209,633     458,449     590,388
                                                             --------    --------    --------
  Gross profit.............................................    47,527     125,410      96,947
                                                             --------    --------    --------
Operating expenses:
  Selling and marketing....................................     6,254      16,964      21,905
  General and administrative...............................    10,447      24,374      27,502
  Losses on sales of accounts receivable...................       423       1,823       2,954
  Amortization of goodwill and intangible assets...........       879       4,488       6,110
  Management fees and services.............................       542       3,880       4,871
  Nonrecurring compensation charge.........................    27,632          --          --
                                                             --------    --------    --------
                                                               46,177      51,529      63,342
                                                             --------    --------    --------
Income from operations.....................................     1,350      73,881      33,605
Other income (expense):
  Interest.................................................   (13,657)    (42,968)    (37,843)
  Other income, net........................................       735       1,153         389
                                                             --------    --------    --------
Income (loss) before income taxes and extraordinary item...   (11,572)     32,066      (3,849)
Provision (benefit) for income taxes.......................    (6,538)     13,852         642
                                                             --------    --------    --------
Income (loss) before extraordinary item....................    (5,034)     18,214      (4,491)
Extraordinary loss from extinguishment of debt (net of
  income tax benefits of $6,434 and $13,009,
  respectively)............................................    (9,652)    (19,995)         --
                                                             --------    --------    --------
Net loss...................................................  $(14,686)   $ (1,781)   $ (4,491)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (14,686)  $  (1,781)  $ (4,491)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation...........................................      3,369       9,765     12,529
     Amortization of goodwill and intangible assets.........        879       4,488      6,110
     Noncash portion of nonrecurring compensation charge....     25,998          --         --
     Extraordinary loss on extinguishment of Debt...........      9,652      19,995         --
     Amortization of debt issuance costs....................      1,538       3,790      2,529
     (Gain) loss on sale of assets..........................       (140)        (94)        86
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Accounts receivable..................................    (22,025)    (25,625)   (17,300)
       Refundable income taxes..............................        101       3,657     (4,059)
       Inventories..........................................      2,256      (2,030)   (44,186)
       Prepaid expenses and other...........................        905       1,721        598
       Income tax asset, net................................    (13,141)     13,361        642
       Accounts payable.....................................      4,979       1,819      4,553
       Accrued expenses.....................................      4,877      (4,294)   (22,049)
       Other assets and liabilities.........................        147      (1,556)     2,629
                                                              ---------   ---------   --------
          Net cash provided by (used in) operating
            activities......................................      4,709      23,216    (62,409)
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchase of stock and net assets of businesses, including
     acquisition costs......................................   (129,701)    (52,964)   (50,677)
  Purchases of property and equipment.......................     (3,919)    (14,609)   (23,095)
  Proceeds from sale of assets..............................        140       2,056      4,056
  Net cash generated from assets held for sale..............      2,213      49,277         --
                                                              ---------   ---------   --------
          Net cash used in investing activities.............   (131,267)    (16,240)   (69,716)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Net repayments under line of credit.......................    (22,767)         --         --
  Proceeds from long-term debt..............................    430,052     192,773    130,400
  Repayment of long-term debt...............................   (186,546)   (380,317)    (2,268)
  Redemption premiums and penalties included in
     extraordinary loss.....................................    (10,812)     (7,700)        --
  Debt issuance costs.......................................    (35,032)     (9,584)        --
  Redemption of preferred stock.............................    (61,478)         --         --
  Redemption of Class P common stock........................     (4,464)         --         --
  Redemption of preferred stock options.....................     (9,188)         --         --
  Proceeds from old accounts receivable facility............     45,000          --         --
  Repayment of old accounts receivable facility.............         --     (45,000)        --
  Net proceeds from new accounts receivable facility........         --      54,000      6,000
  Proceeds from exercise of preferred stock options and
     management stock purchase plan.........................        130          --        558
  Proceeds from initial public offering, net................         --     172,801         --
                                                              ---------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................    144,895     (23,027)   134,690
                                                              ---------   ---------   --------
Net increase (decrease) in cash.............................     18,337     (16,051)     2,565
Cash, beginning of year.....................................          4      18,341      2,290
                                                              ---------   ---------   --------
Cash, end of year...........................................  $  18,341   $   2,290   $  4,855
                                                              =========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $   9,127   $  38,785   $ 34,292
     Income taxes...........................................  $      99   $     470   $  4,519
                                                              ---------   ---------   --------
Supplemental disclosure of noncash investing activity:
  Notes payable issued in consideration of purchase price...  $  36,115   $      --   $     --
  Notes payable issued to purchase equipment................  $   1,721   $     500   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                         RETAINED
                                                 COMMON                  EARNINGS
                                                 STOCK     PAID-IN     (ACCUMULATED
                                                 AMOUNT    CAPITAL       DEFICIT)       TOTAL
                                                 ------    --------    ------------    --------
BALANCE AT DECEMBER 31, 1994...................   $--      $  3,000     $  (5,733)     $ (2,733)
Grant of AP&P stock options to management......    --        25,998            --        25,998
Dividend to AP&P...............................    --                     (75,000)      (75,000)
Net loss.......................................    --            --       (14,686)      (14,686)
                                                  ---      --------     ---------      --------
BALANCE AT DECEMBER 31, 1995...................    --        28,998       (95,419)      (66,421)
Capital contribution by AP&P...................             172,801            --       172,801
Net loss.......................................    --            --        (1,781)       (1,781)
                                                  ---      --------     ---------      --------
BALANCE AT DECEMBER 31, 1996...................    --       201,799       (97,200)      104,599
Capital contribution by 1996...................    --           558            --           558
Net loss.......................................    --            --        (4,491)       (4,491)
                                                  ---      --------     ---------      --------
BALANCE AT DECEMBER 31,1997....................   $--      $202,357     $(101,691)     $100,666
                                                  ===      ========     =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AND PERCENTAGE AMOUNTS)

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

  Organization and Basis of Presentation

     American Pad & Paper Co. of Delaware, Inc. ("Delaware") is a wholly owned subsidiary of American Pad & Paper Company ( "AP&P") (formerly Ampad Holding Corporation and referred to hereafter as the "Company"). AP&P was incorporated on June 2, 1992 as a holding company to acquire all of the outstanding stock of Ampad Corporation ("Ampad"), the surviving entity from the merger between Ampad Acquisition Corporation and Ampad. The Company had no operations through July 31, 1992.

     On October 3, 1995, the Company agreed to acquire in a merger transaction all of the outstanding stock of WR Acquisition, Inc. ("WR"). In a series of transactions, the Company exchanged 100% of the stock of its wholly owned subsidiary, Ampad, for newly issued shares of WR. WR then contributed Ampad to its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., renamed American Pad & Paper Company of Delaware, Inc. (referred to hereafter on a pre-October 31, 1995 basis as "Williamhouse-Regency" and on a post-October 31, 1995 basis as "Delaware"), in exchange for a right to receive $140 million of merger consideration. The Company, principally using bank borrowings by Delaware aggregating $245 million, funded WR's right to receive the merger consideration. WR in turn repurchased 100% of the WR shares not owned by the Company. The Company accounted for the transaction as a purchase of the stock of WR. As a result of the transactions, the Company now owns 100% of WR, which in turn owns 100% of Delaware.

     The financial statements of Delaware include the historical accounts and operations of Delaware and the accounts and operations of Ampad, the envelope operations of Williamhouse and Niagara, and the computer form operations of Shade/Allied since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated.

  American Pad & Paper Company

     AP&P is a holding company whose common stock is publicly traded on the New York Stock Exchange under the symbol "AGP" with no operations other then its investment in Delaware. Except for the preferred and common stock shares of AP&P issued, authorized and outstanding, and the related capital contributions by AP&P and dividends to AP&P, there are no material differences between the financial statements of the Company and of AP&P Delaware. AP&P has followed full push-down accounting in the presentation of the consolidated financial statements of Delaware.

  Business

     Delaware is among the larger manufacturers and marketers of paper-based office products in North America. Delaware operates in one business segment, converting paper into office products and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, machine papers, and other paper-based office products) and Williamhouse (business envelopes and machine papers). Delaware's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers. Substantially all sales are to customers within the United States.

  Pro Forma Information

     The pro forma information included in these financial statements and notes is unaudited.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

  Quarterly Financial Information

     The quarterly financial information included in these financial statements is unaudited and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Delaware's financial position, its results of operations and its cash flows. Operating results for any particular quarter are not necessarily indicative of results for the full fiscal year.

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

  Cash and Cash Equivalents

     Delaware considers all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents.

  Revenue Recognition

     Delaware recognizes revenue upon shipment of the product. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to Delaware for replacement or credit. Delaware also offers sales volume rebates or contractual allowance payments to customers based on their level of sales activity or period of time customers agree to sell Delaware's products, which aggregate period shall not exceed three years. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates and allowances are estimated and recorded based on sales activity or period of time customers agree to sell Delaware's products.

  Concentration of Credit Risk

     Delaware sells its products into various wholesale and retail channels, primarily for the commercial office products marketplace. Management believes its credit policies are prudent and reflect normal industry terms and business risks. Delaware performs periodic credit evaluations of its customers and does not require collateral. Historically, Delaware has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. An allowance is maintained at a level that management believes is sufficient to cover potential credit losses including potential losses on receivables sold.

  Inventories

     Inventories, which consist primarily of paper and converted paper products, are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Costs include material, labor and overhead.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Significant repairs or betterments, which extend the useful life of an asset, are capitalized and depreciated over the asset's remaining useful life.

  Goodwill and Intangible Assets

     Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Intangible assets represent trade names acquired in the WR and Shade/Allied acquisitions and are amortized using the straight-line method. Trade names in the aggregate gross amount of $31,700 and $6,200 for WR and $5,610 for Shade/Allied, are amortized over 40, 15 and 40 years, respectively. Amortization expense was $879 in 1995, $4,488 in 1996 and $6,110 in 1997.

  Long-Lived Assets

     It is Delaware's policy to periodically review the net realizable value of its long-lived assets, including goodwill and intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, Delaware does not believe an impairment of long-lived assets exists at December 31, 1997.

  Debt Issuance Costs

     Costs associated with debt issuances are capitalized and amortized to interest expense using the effective interest method over the terms of the related debt agreements.

  Income Taxes

     Delaware accounts for income taxes following the liability method, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Delaware's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. Delaware periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not likely.

  Derivatives

     Premiums paid for interest rate cap agreements are amortized as interest expense over the term of the agreement. Amounts receivable under the interest rate cap agreement are recorded as a reduction of interest expense.

  Fair Value of Financial Instruments

     Carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of senior bank debt bearing interest at floating rates approximates fair value. The carrying value at December 31, 1997 of the Notes of $130,000 compares to the Notes' fair value of $140,400 based on quoted market rates, as determined at the end of 1997.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

  Earnings Per Share

     Earnings per share are not presented because Delaware's common stock is not publicly traded.

  Reclassifications

     Certain amounts in the 1995 and 1996 consolidated financial statements, none of which have an effect on net income (loss), have been reclassified to conform to the presentation in the 1997 consolidated financial statements.

3. ACQUISITIONS

  Shade/Allied, Inc.

     Effective February 11, 1997, Delaware acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $50,677, consisting of cash of $49,486 and direct acquisition costs of $1,191. Delaware financed this acquisition with proceeds from Delaware's bank credit agreement. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $4,585; inventory of $5,760; prepaid and other assets of $129; property and equipment of $14,444; identifiable intangible assets of $5,610; other long term assets of $725; accounts payable of $6,871; accrued liabilities of $7,164; income taxes payable of $215; deferred income tax payable of $6,676; and pension liability of $1,051. The aggregate acquisition costs exceeded fair market value of net assets acquired by $41,401. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of the acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

  Niagara Envelope Company, Inc.

     Effective June 28, 1996, Delaware acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $48,202 and consisted of cash of $45,175 and direct acquisition costs of $3,027. Additionally, Delaware paid $5,000 at closing under a one-year consulting service agreement. Delaware principally financed the acquisition through proceeds from the sale of the Personalizing division described below. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: cash of $238; accounts receivable of $10,946; inventories of $11,878; prepaid and other assets of $1,572; management services agreement of $5,000; property and equipment of $26,824; deferred income tax liability of $2,227; accounts payable of $6,064; accrued expenses of $10,464; other noncurrent liabilities of $381; and assumed debt of $3,900. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19,780. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition. In both 1996 and 1997, Delaware recorded $2,500 as management fees and services for the amortization of the consulting service agreement.

  WR Acquisition, Inc./Williamhouse-Regency

     The Company acquired WR Acquisition, Inc. and its wholly owned subsidiary Williamhouse-Regency of Delaware, Inc. through a merger transaction effective October 31, 1995. The transaction was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets. The aggregate acquisition cost totaled

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

$147,853 and consisted of cash of $140,000 and direct acquisition costs of $7,853. The acquisition was entirely financed through the Company's bank credit agreement and an off-balance sheet accounts receivable facility. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $39,174; inventories of $49,496; prepaid expenses and other assets of $8,699; net assets held for sale of $41,179; property and equipment of $81,682; identifiable intangible assets of $37,900; deferred income tax liability of $24,340; accounts payable of $17,518; accrued expenses of $40,518; noncurrent liabilities of $2,019 and assumed debt of $152,905. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $127,023. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of Delaware have been included in the accompanying consolidated financial statements since the date of acquisition. The businesses acquired included the Williamhouse division, a manufacturer of a wide range of mill branded, specialty and commodity envelopes; and the Personalizing division, which provides custom imprinting services.

     The Personalizing stationery and invitations division acquired in the acquisition was identified by management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Personalizing division from the date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Personalizing division. On June 27, 1996, the Personalizing division was sold for net proceeds of $47,890. The net proceeds from the sale exceeded the carrying amount of the asset held for sale by $1,599. As such, the preliminary purchase price allocation was adjusted resulting in a $959 addition to goodwill. During the six month period ended June 30, 1996, the Personalizing division had operating income of $2,369 and interest carrying costs of $1,884, which have been excluded from the condensed consolidated statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

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

  Strategic Assimilation of Acquisitions

     Certain costs are expected to be incurred in connection with Delaware's separate strategic plans to integrate and consolidate certain plant, administrative, sales and corporate functions of Williamhouse, Niagara and Shade/Allied and the associated net reduction of approximately 500 employees. Such costs, aggregating $27,500, include lease termination expenses, severance and contractual change of control benefits, the liabilities that were included in the purchase price allocation within accrued expenses. The remaining $8,534 in accrued acquisition integration costs is intended to cover the costs of closing and integrating six manufacturing facilities and one distribution facility which are expected to be completed during the next two to three years.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

  Pro Forma Results of Operations

     The following summary for the year ended December 31, 1996 presents the results of operations on a pro forma basis, as if the Niagara and Shade/Allied acquisitions had occurred as of January 1, 1996 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The summary for the year ended December 31, 1995 presents the results of operations as if the Niagara, WR and Globe acquisitions had occurred as of January 1, 1995 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). As Shade/Allied was acquired effective February 11, 1997, the pro forma results for the year ended December 31, 1997 are not materially different from the actual results and therefore are not reported here. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1995          1996
                                                              ----------    ----------
Net sales...................................................   $617,869      $730,801
                                                               ========      ========
Income before income taxes..................................   $  5,758      $ 41,257
                                                               ========      ========
Net income..................................................   $  3,678      $ 23,434
                                                               ========      ========

4. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Accounts receivable -- trade................................  $56,431    $72,975
Accounts receivable -- other................................    2,839      4,022
Less allowance for doubtful accounts and reserves for
  customer deductions, returns and cash discounts...........   (2,216)    (2,794)
                                                              -------    -------
                                                              $57,054    $74,203
                                                              =======    =======

     Delaware originally sold an undivided ownership interest in a revolving pool of trade accounts receivable for $45,000 in October 1995. On May 24, 1996, Delaware entered into a new $60,000 accounts receivable facility with similar terms. At December 31, 1996 and 1997, $54,000 and $60,000 of accounts receivable were sold respectively under this facility. The accompanying balance sheets exclude the sold accounts receivable. The full amount of the allowance for doubtful accounts has been retained because Delaware has retained substantially the same risk of credit loss as if the receivables had not been sold through the recourse provision of the receivable sale agreement. Under the agreement, the maximum amount of the purchaser's investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. The total cost of the program was $423 in 1995, $1,823 in 1996 and $2,954 in 1997. The agreement expires in 2000.

     Bad debt expense for 1995, 1996 and 1997 was immaterial.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

5. INVENTORIES

     Inventories consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Raw material and semi-finished goods........................  $ 41,505    $ 54,285
Work in process.............................................     4,695       5,600
Finished goods..............................................    58,607     100,480
                                                              --------    --------
                                                               104,807     160,365
LIFO reserve................................................       860      (6,006)
                                                              --------    --------
                                                              $105,667    $154,359
                                                              ========    ========

     In connection with the WR, Niagara, and Shade/Allied acquisitions, total inventories for financial accounting purposes were written up by $15,845 to fair market value including reversal of $7,339 related to historical LIFO reserves. Since Delaware is on the LIFO method of accounting, such write-up formed the historical base year cost for the acquired inventories and will not impact the statement of operations unless a decrement of base inventory quantities occurs. There were no liquidations of LIFO inventories in 1997. Liquidation of LIFO layers in 1995 and 1996 was not material.

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                      ESTIMATED           DECEMBER 31,
                                                   USEFUL LIVES IN    --------------------
                                                        YEARS           1996        1997
                                                   ---------------    --------    --------
Land.............................................                     $  6,749    $  6,768
Buildings........................................     40                30,532      30,697
Machinery and equipment..........................    3-12               96,790     116,005
Office furniture and fixtures....................     3-7                8,263       9,431
Construction in progress.........................                        5,060      15,322
                                                                      --------    --------
                                                                       147,394     178,223
  Less accumulated depreciation and
     amortization................................                       14,304      26,833
                                                                      --------    --------
                                                                      $133,090    $151,390
                                                                      ========    ========

     In connection with the WR, Niagara, and Shade/Allied acquisitions, acquired property, plant and equipment was appraised at $45,647 in excess of (less than) historical book value including $1,298, $(541) and $32,903 allocated to land, buildings and machinery and equipment in 1995, respectively, $(1,328) and $6,684 allocated to buildings and machinery and equipment in 1996, respectively, and $(34), $(3,146), and $9,811 allocated to land, buildings, and machinery and equipment in 1997, respectively.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

7. GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Goodwill....................................................  $146,006    $189,861
Intangible assets, principally tradenames...................    38,233      44,284
Debt issuance costs.........................................    18,369      18,369
                                                              --------    --------
                                                               202,608     252,514
Less accumulated amortization...............................    10,177      18,816
                                                              --------    --------
                                                              $192,431    $233,698
                                                              ========    ========

8. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Acquisition integration costs...............................  $12,695    $ 8,534
Sales volume discounts......................................   20,184     11,634
Salaries, wages and benefits................................    8,738      4,242
Interest....................................................    4,171      5,927
Other.......................................................    9,253      9,820
                                                              -------    -------
                                                              $55,041    $40,157
                                                              =======    =======

9. BORROWINGS

     Long-term debt of Delaware, which was incurred entirely by Delaware, consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Senior bank debt............................................  $129,000    $259,400
13% Senior Subordinated Notes due 2005......................   130,000     130,000
Industrial revenue bonds....................................    10,140       8,340
Capitalized lease obligations...............................     2,843       2,375
                                                              --------    --------
                                                               271,983     400,115
Less current portion........................................     2,171       1,538
                                                              --------    --------
                                                              $269,812    $398,577
                                                              ========    ========

     Future maturities of long-term debt at December 31, 1997 are $1,538 in 1998, $10,423 in 1999, $51,034 in 2000, $200,993 in 2001, $965 in 2002, and
$135,162 thereafter.

  Senior Bank Debt

     Contemporaneously with the Company's initial public offering of common stock, Delaware refinanced and retired all remaining indebtedness under the old bank credit agreement and entered into a new bank credit agreement. The new bank credit agreement, as amended, is a revolving credit facility with a maximum availability of $330,000 with the following principal terms. Loans are made directly to Delaware and are guaranteed by the Company and each of its subsidiaries, other than Notepad. Loans made under the new bank

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

credit agreement bear interest at a rate per annum, equal to, at Delaware's option, the base rate, plus an applicable margin, or a Eurodollar rate plus an applicable margin, as such terms are defined in the agreement and amendments. The applicable margin for base rate loans varies from .5% to 1.5% and the applicable margin for Eurodollar rate loans varies from 1.5% to 2.5%, each based on Delaware's leverage ratio and the type of loan. Availability under the new bank credit agreement is subject to an unused commitment fee, which is a percentage of the unutilized revolving loan commitment. The percentage varies from .3% to .5% based on Delaware's leverage ratio.

     Availability under the new bank credit agreement as amended is reduced to the extent of the net proceeds of sales of assets by Delaware, the net proceeds of an issuance of debt by Delaware or 50% of the net proceeds of an issuance of equity by the Company or Delaware. Availability will be reduced by $80,000 in 1999 and $50,000 in 2000. The new bank credit agreement terminates in 2001.

     The new bank credit agreement and amendments require Delaware to meet certain financial tests, including minimum levels of EBITDA (earnings before interest, taxes, depreciation, amortization and noncash charges, as defined in the agreement), minimum interest coverage and maximum leverage ratio. The agreement also contains covenants, which, among other things, limit the incurrence of additional indebtedness, transactions with affiliates, asset sales, acquisitions, mergers, and other matters customarily restricted in such agreements. In addition no dividends may be paid prior to March 31, 1999, Delaware will not incur capital expenditures during 1998 in excess of $15,000 and future acquisitions require the written consent of the banks. The new bank credit agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA, judgment defaults, failure of any guaranty or security agreement supporting the bank credit agreement to be in full force and effect, and change of control.

     The new bank credit agreement requires Delaware to continue its interest rate cap covering a portion of the outstanding balance under the old bank credit agreement. In January 1996, Delaware entered into a four-year agreement that entitles Delaware to receive from the counterpart on a quarterly basis the amount, if any, by which LIBOR exceeds 6.5% for the first two years of the agreement and 7.5% for the last two years on a notional principal amount of $100,000. The counterpart to this agreement is a large financial institution.

     The new bank credit agreement is guaranteed by the Company and all its subsidiaries, except for Notepad, and is secured by substantially all the assets of Delaware and a pledge of all capital stock of Delaware and its subsidiaries.

  Senior Subordinated Notes

     Delaware issued $200,000 of 13% Senior Subordinated Notes ("Notes") through a private placement in December 1995. In June 1996, Delaware completed an exchange of the privately held notes for publicly held notes with substantially identical terms. The Notes are unsecured and subordinated to all senior bank debt. Interest is payable semi-annually on May 15 and November 15. The Notes are redeemable on and after November 15, 2000, at Delaware's option, at redemption prices ranging from 106.5% of the face value of the notes in 2000 to 100% of the face value of the notes in 2003 or thereafter. Additionally, at any time on or prior to November 15, 1998, Delaware may, at its option, use the proceeds of public equity offerings of the Company or Delaware to redeem up to 35% of the Notes at redemption prices ranging from 111% to 113% of the face value of the Notes. Subsequent to the Company's initial public offering of common stock in July 1996, Delaware repaid $70,000 of the Notes.

     The Notes are fully and unconditionally guaranteed by all subsidiaries of Delaware, except for Notepad, on a joint, several and senior subordinated basis, however, no guarantee from the Company exists. The Notes contain restrictive covenants which, among other things, limit dividends, repurchase of capital stock and

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

investments, incurrence of additional indebtedness, transactions with affiliates and other matters customarily restricted in such agreements.

     On December 1, 1995, $200,000 of proceeds were received from the Notes and were used to repurchase $100,000 of publicly-held notes of Williamhouse-Regency assumed in the WR Acquisition and redeem preferred stock, preferred stock equivalents, and Class P common stock in the aggregate amount of $75,000.

  Other

     At December 31, 1997, Delaware had outstanding various industrial revenue bonds in the aggregate amount of $8,340. The industrial revenue bonds bear interest at rates ranging from 3.2% to 4.8%. Aggregate annual principal payments ranging from $345 to $1,175 are due through 2010. Delaware guarantees payment of principal and interest on the industrial revenue bonds. Letters of credit secure the industrial revenue bonds.

     At December 31, 1996 and 1997, letters of credit in the aggregate amount of $15,826 and $12,996, respectively, were outstanding.

     Delaware incurred fees related to financing transactions of approximately $8,620 in 1996 which have been deferred and are being amortized using the effective interest method over the respective lives of the agreements.

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

10. STOCKHOLDER'S EQUITY, CAPITAL CONTRIBUTION AND NONRECURRING COMPENSATION CHARGE

     Effective July 2, 1996, the Company sold 12,500 shares of common stock in an initial public offering. The net proceeds to the Company from the offering, which were received on July 8, 1996 and contributed to Delaware, amounted to $172,801 after deducting underwriting discounts, legal and accounting fees, registration and travel expenses. Delaware used proceeds from the initial public offering and working capital to: (i) repay $95,800 on the indebtedness incurred under the old bank credit agreement, (ii) redeem $70,000 principal amount of the 13% Notes from the holders thereof on a pro rata basis, and (iii) pay $7,700 in redemption premium on such Notes.

     At January 1, 1995, the Company issued preferred stock options to management and such issuance was considered additional consideration to the option holders, which was directly related to the WR acquisition. Delaware recorded a nonrecurring, noncash compensation charge equal to the excess of fair market value over the exercise price of the preferred stock options of $24,265 with a corresponding credit being recorded to additional paid-in capital. Additionally, options for 66 shares of common stock of the Company and 105 shares of preferred stock of the Company were granted to certain members of management in December 1995. The exercise prices of each common share and each preferred share were below the fair market value of the respective classes of stock at date of grant, resulting in a noncash compensation charge equal to the aggregate excess of fair market value over the exercise price, or $1,733, with a corresponding credit being recorded to additional paid-in capital.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

     Delaware awarded additional compensation to executives and nonexecutives of $1,634 in 1995 in recognition of the significant transactions consummated during the year. Delaware does not expect this additional compensation to be awarded in future years.

11. PENSION PLAN AND 401(K) PLAN

     Delaware is a sponsor of two qualified defined benefit pension plans and a supplemental non-qualified benefit pension plan, which were assumed as part of its acquisitions. Delaware's liabilities under such plans are included in other liabilities in the consolidated balance sheet.

     Delaware maintains retirement plans (401(k) plans) for the benefit of all employees who meet minimum age and service requirements. Delaware contributions to the plans may be made at the discretion of the board of directors. Contributions to the plans were approximately $568, $1,239, and $1,225 for the years ended December 31, 1995, 1996 and 1997, respectively.

12. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1995        1996      1997
                                                         --------    --------    ----
Current
  Federal..............................................  $     --    $     --    $ --
  State................................................       169         491      --
                                                         --------    --------    ----
                                                              169         491      --
Deferred provision (benefit)...........................    (6,707)     13,361     642
                                                         --------    --------    ----
Provision (benefit) for income taxes before
  extraordinary item...................................    (6,538)     13,852     642
Deferred benefit relating to extraordinary item........    (6,434)    (13,009)     --
                                                         --------    --------    ----
Provision (benefit) for income taxes...................  $(12,972)   $    843    $642
                                                         ========    ========    ====

     Delaware is included in AP&P's consolidated income tax return and records income taxes as if it were a separate reporting company.

     Reconciliation between the statutory U.S. federal income tax (benefit) rate and Delaware's effective income tax (benefit) rate is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1995     1996      1997
                                                            ------    -----    ------
Federal income tax rate.................................    (35.0)%    35.0%   (35.0)%
Adjustment to valuation allowance.......................    (15.3)       --        --
Goodwill and intangible amortization....................        .2      3.3      45.2
State taxes, net........................................     (5.0)      4.9       2.1
Other, net..............................................     (1.4)       --       4.4
                                                            ------    -----    ------
Effective tax rate......................................    (56.5)%    43.2%     16.7%
                                                            ======    =====    ======

     For the year ended December 31, 1996, Delaware's statutory income tax benefit rate of 35.0% differed from Delaware's effective income tax rate, including extraordinary item, of 89.8% due to the following reasons: goodwill and intangible asset amortization accounted for 113.6%; other nondeductible expenses accounted for 11.8%; state income taxes accounted for (5.0)% and other items accounted for 4.4%. For the year ended

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

December 31, 1995, the statutory income tax benefit rate of 35.0% differed from Delaware's effective income tax benefit rate, including extraordinary item, of 46.9% due to the following reasons: state income taxes accounted for (5.0)%; release of a deferred tax asset valuation allowance accounted for (6.4)% and other items accounted for (0.5)%.

     Temporary tax differences affected and categorized by financial statement line item are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
Current deferred tax assets (liabilities):
Accrued expenses............................................    $  9,066    $  4,896
Accounts receivable and allowances..........................         361           6
Inventory valuation.........................................      (7,763)     (6,687)
Net operating losses and tax credits........................       9,090      13,777
                                                                --------    --------
Current deferred tax asset, net.............................    $ 10,754    $ 11,992
                                                                ========    ========
Noncurrent deferred tax assets (liabilities):
Tradenames and intangibles..................................    $(14,609)   $(16,347)
Property and equipment, net.................................     (24,405)    (30,780)
Noncash compensation expense credited to paid-in-capital....       6,776          --
Other accrued liabilities...................................       1,257       7,650
                                                                --------    --------
Noncurrent deferred tax liability, net......................    $(30,981)   $(39,477)
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

     At December 31, 1997, Delaware had net operating losses available to reduce future taxable income of approximately $30,900. These net operating losses expire in the years 2007 through 2012. If certain substantial changes in Delaware's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. In addition, Delaware has approximately $1,406 of alternative minimum tax credit carried forward. The acquisition of WR resulted in a change in control of WR. Consequently the utilization of these credits in future periods are subject to limitation.

13. COMMITMENTS AND CONTINGENCIES

  Commitments

     Delaware is obligated under noncancelable operating leases for office space and machinery and equipment, which expire at various times through 1998. Annual minimum lease commitments under these leases amount to $5,702 in 1998, $4,799 in 1999, $3,855 in 2000, $3,228 in 2001, $2,911 in 2002 and $25,853 thereafter for an aggregate of $46,719.

     Total rent expense was approximately $1,888, $3,551, $6,572 for 1995, 1996 and 1997 respectively.

  Litigation

     On March 10, 1998, the Company, certain of its officers and directors, certain former controlling stockholders and certain investment banking firms that participated in the Company's IPO were named in a civil action filed in the United States District Court in the Northern District of Texas, Dallas Division. The complaint, a purported class action on behalf of purchasers of the Company's common stock between July 2, 1996 and December 17, 1997, alleges violation of the federal securities laws for failure to disclose certain facts about the Company's operations in connection with the Company's IPO and in certain periodic reports. The

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

complaint seeks unspecified damages and any other relief permitted by law. The Company believes that the allegations in the complaint are without merit, and the Company intends to rigorously defend itself.

     There are various other outstanding claims against Delaware arising in the normal course of business. Delaware believes that the claims are without merit and that any losses which might ultimately be sustained by Delaware would not be material to the financial position, results of operations, or cash flows of Delaware.

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

14. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1995, 1996 and 1997, Delaware expensed $542, $1,380 and $2,371, respectively, for management and directors' fees and out of pocket expenses to the principal shareholders (Bain Capital). Unpaid fees of $500 and $553 are included in accrued expenses in the consolidated balance sheets at December 31, 1996 and 1997 respectively. In June 1996, the Company and Delaware revised their management services agreement with Bain Capital, pursuant to which, for four years, Delaware will pay Bain Capital an aggregate annual fee of no less than $2,000 plus a fee of 1% for completed acquisition transactions.

     In 1996, Delaware paid Bain Capital $3,000 in fees in connection with the new bank credit agreement, which were included in debt issuance costs paid, $550 and $750, respectively, in fees in connection with the acquisition of Niagara and Shade/Allied, which were included as part of the purchase price, and $2,091 in connection with the Company's initial public offering of common stock. In 1995, Delaware paid $7,000 to Bain Capital for services relating to the WR acquisition and the related financing of the transaction. Of this amount, $4,300 was included in deferred financing fees and $2,700 was a direct acquisition expense allocated to the net assets acquired. The Company also paid $450 to Bain Capital relating to the Globe-Weis acquisition, which was included in deferred financing fees.

     The Company had an outstanding note receivable of $324 and $270 at December 31, 1996 and 1997, respectively. from its executive vice president which is due in 2000.

     On January 9, 1998, the Company's Interim Chief Financial Officer, who is also a director, exercised stock options to purchase 288 shares for $10. In December 1997, the Company's Board of Directors approved a loan for up to $1.0 million for the same individual due in three years at a rate of approximately 6.25%, fully secured by the 288 shares of common stock. This individual intends to draw on this note by the end of March 1998. In January 1998, the Company's Board of Directors approved an extension of 18 months to exercise 299 common stock options after this individual is no longer a director for the Company.

15. OTHER INFORMATION

     Substantially all of Delaware's operations are conducted within the United States.

     Two customers accounted for 27% of Delaware's net sales for 1995 and one customer accounted for 11% and 12% of the Company's net sales in 1996 and 1997, respectively.

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

16. QUARTERLY RESULTS OF OPERATIONS

     Delaware's historical unaudited quarterly results of operations for each of the years ended December 31, 1996 and 1997 are summarized as follows:

                                                    1996 -- QUARTER ENDED
                                    ------------------------------------------------------
                                    MARCH 31    JUNE 30      SEPTEMBER 30      DECEMBER 31
                                    --------    --------     ------------      -----------
Net sales.........................  $120,108    $114,099       $173,606         $176,046
Gross profit......................    23,528      24,931         36,037           40,914
Net income before extraordinary
  item............................       133         691          6,925           10,465
Net income (loss).................       133        (609)       (11,770)          10,465

                                                    1997 -- QUARTER ENDED
                                    ------------------------------------------------------
                                    MARCH 31    JUNE 30     SEPTEMBER 30(1)    DECEMBER 31
                                    --------    --------    ---------------    -----------
Net sales.........................  $149,834    $167,160       $176,462         $193,879
Gross profit......................    30,999      32,821         26,824            6,303
Net income (loss).................     3,988       4,708            951          (14,138)

---------------

(1) Quarterly data reflects restatement from data previously filed on Form 10-Q for the quarter ended September 30, 1997. Delaware previously reported net income of $1,647 for the third quarter ended September 30, 1997. The results presented above for the third quarter reflect certain adjustments which should have been reported in the earnings for that quarter.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARY

     The 13% senior subordinated notes are guaranteed by Shade/Allied, Inc., a wholly owned subsidiary of Delaware. The subsidiary guaranty is full, unconditional and joint and several. Delaware is not a guarantor of the senior subordinated notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of December 31, 1997 and for the year then ended is presented. Shade/Allied was acquired by Delaware on February 11, 1997 and, as a result, the year ended December 31, 1997 is the first period in which Delaware's historical results include the results of operations of Shade/Allied

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

and is the first period where Shade/Allied was a guarantor subsidiary. The condensed consolidating financial information is as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                     ASSETS

                                                          DECEMBER 31, 1997
                                 -------------------------------------------------------------------
                                             GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                 DELAWARE    SUBSIDIARY    SUBSIDIARY    ELIMINATIONS      TOTAL
                                 ---------   ----------   ------------   ------------   ------------
Current assets:
  Cash.........................  $   4,853    $      2      $     --       $     --      $   4,855
  Accounts receivable..........      8,812         434        64,957             --         74,203
  Intercompany receivable
     (payable).................     40,054     (13,468)      (26,586)            --             --
  Inventories..................    146,006       8,353            --             --        154,359
  Prepaid expenses and other
     current assets............      1,351          32            19             --          1,402
  Income taxes -- deferred and
     receivable................     16,051          --            --             --         16,051
                                 ---------    --------      --------       --------      ---------
          Total current
            assets.............    217,127      (4,647)       38,390             --        250,870
Property, plant and
  equipment....................    137,798      13,592            --             --        151,390
Investment in subsidiaries.....     88,862          --            --        (88,862)            --
Intangible assets..............    187,415      45,933           350             --        233,698
Other..........................      2,443          --            --             --          2,443
                                 ---------    --------      --------       --------      ---------
          Total assets.........  $ 633,645    $ 54,878      $ 38,740       $(88,862)     $ 638,401
                                 =========    ========      ========       ========      =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
     debt......................  $   1,538    $     --      $     --       $     --      $   1,538
  Accounts payable.............     53,512       2,844            --             --         56,356
  Accrued expenses.............     38,245       1,478           434             --         40,157
  Income taxes payable.........         --          --            --             --             --
                                 ---------    --------      --------       --------      ---------
          Total current
            liabilities........     93,295       4,322           434             --         98,051
Long-term debt.................    398,577          --            --             --        398,577
Deferred income taxes..........     39,477          --            --             --         39,477
Other liabilities..............      1,630          --            --             --          1,630
                                 ---------    --------      --------       --------      ---------
          Total liabilities....    532,979       4,322           434             --        537,735
                                 ---------    --------      --------       --------      ---------
Stockholders' equity:
  Common stock.................         --          30            10            (40)            --
  Additional paid-in capital...    202,357      50,648        35,399        (86,047)       202,357
  Retained earnings
     (accumulated deficit).....   (101,691)       (122)        2,897         (2,775)      (101,691)
                                 ---------    --------      --------       --------      ---------
          Total stockholders'
            equity.............    100,666      50,556        38,306        (88,862)       100,666
                                 ---------    --------      --------       --------      ---------
          Total liabilities and
            stockholders'
            equity.............  $ 633,645    $ 54,878      $ 38,740       $(88,862)     $ 638,401
                                 =========    ========      ========       ========      =========

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31, 1997
                                      ------------------------------------------------------------------
                                                 GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                      DELAWARE   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS      TOTAL
                                      --------   ----------   ------------   ------------   ------------
Net sales...........................  $659,033    $64,777       $    --        $(36,475)      $687,335
Cost of sales.......................   565,451     61,412            --         (36,475)       590,388
                                      --------    -------       -------        --------       --------
  Gross profit......................    93,582      3,365            --              --         96,947
Operating expenses:
  Selling and marketing.............    20,800      1,105            --              --         21,905
  General and administrative........    26,750        752            --              --         27,502
  Loss on sale of accounts
     receivable.....................     5,336         --        (2,382)             --          2,954
  Amortization of intangible
     assets.........................     5,032      1,078            --              --          6,110
  Management fees and services......     4,871         --            --              --          4,871
                                      --------    -------       -------        --------       --------
Income from operations..............    30,793        430         2,382              --         33,605
Other income (expense)
  Interest..........................   (37,723)        --          (120)             --        (37,843)
  Other income, net.................       389         --            --              --            389
                                      --------    -------       -------        --------       --------
Income (loss) before income taxes...    (6,541)       430         2,262              --         (3,849)
Provision for income taxes..........      (814)       552           904              --            642
                                      --------    -------       -------        --------       --------
Income (loss) before equity in
  earnings of subsidiaries..........    (5,727)      (122)        1,358              --         (4,491)
Equity in earnings of
  subsidiaries......................     1,236         --            --          (1,236)            --
                                      --------    -------       -------        --------       --------
Net income (loss)...................  $ (4,491)   $  (122)      $ 1,358        $ (1,236)      $ (4,491)
                                      ========    =======       =======        ========       ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31, 1997
                                      ------------------------------------------------------------------
                                                 GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                      DELAWARE   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS      TOTAL
                                      --------   ----------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities..............  $(62,493)    $  76          $  8           $--          $(62,409)
Investing activities:
  Purchase of business, including
     acquisition costs..............   (50,677)       --            --            --           (50,677)
  Purchases of property, plant and
     equipment......................   (23,019)      (76)           --            --           (23,095)
  Proceeds from sale of assets......     4,056        --            --            --             4,056
                                      --------     -----          ----           ---          --------
          Net cash used in investing
            activities..............   (69,640)      (76)           --            --           (69,716)
                                      --------     -----          ----           ---          --------
Financing activities:
  Proceeds from long-term debt......   130,400        --            --            --           130,400
  Repayment of long-term debt.......    (2,268)       --            --            --            (2,268)
  Net proceeds of new accounts
     receivable financing...........     6,000                                                   6,000
  Other.............................       566        --            (8)           --               558
                                      --------     -----          ----           ---          --------
          Net cash provided by (used
            in) financing
            activities..............   134,698        --            (8)           --           134,690
                                      --------     -----          ----           ---          --------
Increase in cash....................     2,565        --            --            --             2,565
Cash, beginning of period...........     2,288         2            --            --             2,290
                                      --------     -----          ----           ---          --------
Cash, end of period.................  $  4,853     $   2          $ --           $--          $  4,855
                                      ========     =====          ====           ===          ========

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         2.1             -- Stock Purchase Agreement, dated May 29, 1996, by and
                            among American Pad & Paper Company of Delaware, Inc.,
                            Niagara Envelope Company, Inc. and the person named
                            therein.(1)
         3.1(i)          -- Restated Certificate of Incorporation of the Company(3)
         3.1(ii)         -- Amended and Restricted By-laws of the Company.(3)
         4.1             -- Indenture, dated as of December 1, 1995, among American
                            Pad & Paper Company of Delaware, Inc., the Subsidiary
                            Guarantors and the Trustee (including Form of Note).(2)
         4.2             -- Purchase Agreement, dated as of November 17, 1994, among
                            American Pad & Paper Company of Delaware, Inc., the
                            Subsidiary Guarantors and the Initial Purchasers.(1)
         4.3             -- Registration Rights Agreement dated as of December 1,
                            1995, among American Pad & Paper Company of Delaware,
                            Inc., the Subsidiary Guarantors and the Initial
                            Purchasers named therein.(1)
         4.7             -- Notepad Funding Receivables Master Trust Pooling and
                            Servicing Agreement, dated October 31, 1995, among APPC,
                            Notepad Funding Corporation and Manufacturers and Traders
                            Trust Company (the "Pooling and Service Agreement").(1)
         4.8             -- Series 1995-1 Supplement to the Pooling and Service
                            Agreement, dated October 31, 1995.(1)
         4.9             -- Revolving Certificate Purchase Agreement, dated October
                            31, 1995 among APPC, Notepad Funding Corporation, Bankers
                            Trust Company and the Purchasers described therein.(1)
         4.10            -- Receivables Purchase Agreement, dated October 31, 1995, among APP., Notepad Funding Corporation and certain
                            subsidiaries.(1)
         4.11            -- Credit Agreement, dated as of July 8, 1996, among the
                            Company, WR Acquisition, Inc., American Pad & Paper
                            Company of Delaware, Inc., various Lending Institutions,
                            Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas,
                            N.A., The Bank of Nova Scotia and the First National Bank
                            of Boston, as Co-Agents and Bankers Trust Company, as
                            Agent(3)
         4.12            -- Security Agreement, dated as of July 8, 1996, among the
                            Company, WR Acquisition, Inc., American Pad & Paper
                            Company of Delaware, Inc., certain other subsidiaries of
                            American Pad & Paper Company, and Bankers Trust Company,
                            as Collateral Agent.(3)
         4.13            -- Pledge Agreement, dated as of July 8, 1996, among the
                            Company, WR Acquisition, Inc., American Pad & Paper
                            Company of Delaware, Inc., the Lenders from time to time
                            party thereto, and Bankers Trust Company, as Agent.(3)
         4.14            -- Form of Revolving and Swingline Note of American Pad &
                            Paper Company of Delaware, Inc.(3)
         4.15            -- Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers
                            Trust Company, as Agent for the Bank.(3)
         4.16            -- Second Amendment to the Credit Agreement, dated as of
                            December 18, 1997, among the Company, WR Acquisition,
                            Inc., American Pad & Paper Company of Delaware, Inc.,
                            various Lending Institutions, Bank of Tokyo-Mitsubishi
                            Trust Company, Bank One, Texas, N.A., The Bank of Nova
                            Scotia and the First National Bank of Boston, as
                            Co-Agents and Bankers Trust Company, as Agent.
         4.17            -- Third Amendment to the Credit Agreement, dated as of
                            February 11, 1998, among the Company, WR Acquisition,
                            Inc., American Pad & Paper Company of Delaware, Inc.,
                            various Lending Institutions, Bank of Tokyo-Mitsubishi
                            Trust Company, Bank One, Texas, N.A., The Bank of Nova
                            Scotia and the First National Bank of Boston, as
                            Co-Agents and Bankers Trust Company, as Agent.
        10.1             -- Agreement and Plan of Merger, dated as of October 3,
                            1995, among the Company, WHR Acquisition, Inc. and WR
                            Acquisition, Inc.(1)
        10.2             -- Amendment No. 1 to WHR Merger Agreement, dated as of
                            October 31, 1995, among the Company, WHR Acquisition,
                            Inc. and WR Acquisition, Inc.(1)
        10.3             -- Stock Purchase Agreement, dated as of October 30, 1995, among WR Acquisition, Inc. and the Company(1)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.4             -- Tax Sharing Agreement, dated as of October 30, 1995,
                            among American Pad & Paper Company of Delaware, Inc. and
                            the Subsidiary Guarantors.(1)
        10.5             -- Agreement and Plan of Merger, dated as of October 31,
                            1995, among Williamhouse Regency of Delaware, Inc. and
                            Ampad Corporation.(1)
        10.6             -- Amended and Restricted Advisory Agreement, dated as of
                            October 31, 1995, among American Pad & Paper Company of
                            Delaware, Inc. and Bain Capital, Inc.(4)
        10.7             -- Ampad Holding Corporation 1992 Key Employees Stock Option
                            Plan.(1)
        10.12            -- Asset Purchase Agreement, dated as of June 29, 1994, by and between Huxley Envelope corp., The Kent Paper Co.,
                            Inc. and Williamhouse of California, Inc.(2)
        10.13            -- Lease Agreement for City of Industry, California.(1)
        10.14            -- Lease Agreement for Dubuque, Iowa(1)
        10.15            -- Lease Agreement for Miamisburg, Ohio.(1)
        10.16            -- Lease Agreement for North Salt Lake City, Utah.(1)
        10.17            -- Lease Agreement for Tacoma, Washington.(1)
        10.18            -- Change of Control Agreement between WR Acquisition, Inc.
                            and certain officers of American Pad & Paper Company of
                            Delaware, Inc.(1)
        10.19            -- Registration Rights Agreement, dated as of July 31, 1992, between the Company and the stockholders named
                            therein.(2)
        10.20            -- 1996 Key Employee Stock Incentive Plan(3)
        10.21            -- 1996 Non-Employee Director Stock Option Plan.(3)
        10.22            -- Employment Agreement between the Company and Charles
                            Hanson, III.(2)(A)
        10.23            -- Employment Agreement between the Company and Russell
                            Gard.(2)(A)
        10.24            -- Amended and Restated Advisory Agreement between American
                            Pad & Paper Company and Bain Capital, Inc.(2)
        10.25            -- Management Stock Purchase Plan .(3)
        10.26            -- Employment Agreement between the Company and Timothy
                            Needham.(2)(A)
        10.27            -- Agreement and Plan of Merger by and between Shade/Allied,
                            Inc. and American Pad & Paper Company of Delaware,
                            Inc.(6)
        10.28            -- Indemnification Agreement by and between the Company and its officers and directors(8).
        21.1             -- Subsidiaries of the Company.
        23.1             -- Consent of Price Waterhouse LLP.
        27.1             -- Financial Data Schedule -- American Pad & Paper Company
        27.2             -- Financial Data Schedule -- American Pad & Paper Company
                            of Delaware, Inc.

---------------

The exhibits listed above are filed with the Securities and Exchange Commission in this Form 10-K or are incorporated by reference as follows: (1) Same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper of Delaware, Inc. (File No. 333-3006); (2) Same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper Company (File No. 333-4000); (3) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1996; (4) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1996; (5) Exhibits to the Annual Report on Form 10-K of the registrants for the year ended December 31, 1996; (6) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended March 31, 1997; (7) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1997 and
(8) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1997.

(A) These agreements constitute management compensation contracts for the individuals named.