Form 10-Q
period 1998-03-31
AMERICAN PAD & PAPER CO
filed 1998-05-14
CIK 5588

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                 American Pad & Paper Company  Yes [X]  No [ ]

     As of May 11, 1998, American Pad & Paper Company has 27,724,045 shares of Common Stock outstanding.

================================================================================

                          AMERICAN PAD & PAPER COMPANY

                     QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
  Item 1  Financial Statements
     Condensed Consolidated Balance Sheets as of March 31,
      1998 (unaudited) and December 31, 1997................      3
     Condensed Consolidated Statements of Operations for the
      three months ended March 31, 1998 and 1997
      (unaudited)...........................................      4
     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 1998 and 1997
      (unaudited)...........................................      5
     Notes to Condensed Consolidated Financial Statements
      (unaudited)...........................................      6
  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............      9

PART II -- OTHER INFORMATION
  Item 4  Submission of Matters to a Vote of Security
          Holders...........................................     14
  Item 6  Exhibits and Reports on Form 8-K..................     14

                        PART I -- FINANCIAL INFORMATION

                          AMERICAN PAD & PAPER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Current assets:
  Cash......................................................  $  18,356     $   4,855
  Accounts receivable.......................................     64,206        74,203
  Inventories...............................................    157,115       154,359
  Income taxes receivable...................................        758         4,059
  Prepaid expenses and other current assets.................      1,785         1,402
  Deferred income taxes.....................................     14,272        11,992
                                                              ---------     ---------
          Total current assets..............................    256,492       250,870
Property, plant and equipment...............................    154,057       151,390
Intangible assets...........................................    233,187       233,698
Other.......................................................      3,925         2,443
                                                              ---------     ---------
          Total assets......................................  $ 647,661     $ 638,401
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   1,540     $   1,538
  Accounts payable..........................................     45,492        56,356
  Accrued expenses..........................................     34,905        40,157
  Income taxes payable......................................         --            --
                                                              ---------     ---------
          Total current liabilities.........................     81,937        98,051
Long-term debt..............................................    426,085       398,577
Deferred income taxes.......................................     39,477        39,477
Other.......................................................      1,570         1,630
                                                              ---------     ---------
          Total liabilities.................................    549,069       537,735
                                                              ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 150 shares authorized, no shares issued
     and outstanding........................................         --            --
  Common stock, voting, $0.01 par value, 75,000 shares
     authorized, 27,724 and 27,436 issued and outstanding,
     respectively...........................................        277           274
  Additional paid-in capital................................    301,287       301,279
  Accumulated deficit.......................................   (202,972)     (200,887)
                                                              ---------     ---------
          Total stockholders' equity........................     98,592       100,666
                                                              ---------     ---------
          Total liabilities and stockholders' equity........  $ 647,661     $ 638,401
                                                              =========     =========

     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               --------------------
                                                                 1998        1997
                                                               --------    --------
Net sales...................................................   $161,595    $149,834
Cost of sales...............................................    142,173     121,126
                                                               --------    --------
  Gross profit..............................................     19,422      28,708
Operating expenses:
  Selling and marketing.....................................      4,689       4,589
  General and administrative................................      5,432       4,724
  Losses on sales of accounts receivable....................        747         762
  Amortization of goodwill and intangible assets............      1,587       1,386
  Management fees and services..............................        530       1,855
                                                               --------    --------
Income from operations......................................      6,437      15,392
Other income (expense):
  Interest..................................................    (10,743)     (8,214)
  Other income, net.........................................         51          73
                                                               --------    --------
Income (loss) before income taxes...........................     (4,255)      7,251
Provision for (benefit from) income taxes...................     (2,170)      3,263
                                                               --------    --------
Net income (loss)...........................................   $ (2,085)   $  3,988
                                                               ========    ========
Basic earnings per share....................................   $   (.08)   $   0.15
                                                               ========    ========
Diluted earnings per share..................................               $   0.14
                                                                           ========
Weighted average common shares outstanding
  Basic.....................................................     27,695      27,436
  Diluted...................................................        N/A      29,390

     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (2,085)   $  3,988
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................     3,293       3,153
     Amortization of goodwill and intangible assets.........     1,587       1,386
     Amortization of debt issuance costs....................       849         626
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Accounts receivable..................................    32,997      21,569
       Refundable income taxes..............................     3,301          --
       Inventories..........................................    (2,757)    (21,564)
       Prepaid expenses and other...........................      (383)     (1,498)
       Income tax asset, net................................    (2,280)      2,449
       Accounts payable.....................................   (10,864)     (8,881)
       Accrued expenses.....................................    (5,252)    (16,749)
       Other assets.........................................    (2,014)      1,955
       Other liabilities....................................       (58)       (362)
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................    16,334     (13,928)
                                                              --------    --------
Cash flows from investing activities:
  Purchase of business, including acquisition costs.........        --     (50,520)
  Purchases of property and equipment.......................    (5,980)     (4,036)
  Proceeds from sale of assets..............................        19           2
                                                              --------    --------
          Net cash used in investing activities.............    (5,961)    (54,554)
                                                              --------    --------
Cash flows from financing activities:
  Borrowings on credit agreement and long-term debt.........    27,600      79,800
  Repayment of long-term debt...............................       (90)        (66)
  Repayment of accounts receivable financing................   (23,000)    (13,000)
  Debt issuance costs.......................................    (1,393)         --
  Other.....................................................        11         551
                                                              --------    --------
          Net cash provided by financing activities.........     3,128      67,285
                                                              --------    --------
Net increase (decrease) in cash.............................    13,501      (1,197)
Cash, beginning of period...................................     4,855       2,290
                                                              --------    --------
Cash, end of period.........................................  $ 18,356    $  1,093
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1. ORGANIZATION AND BASIS OF PRESENTATION

  Organization and Basis of Presentation

     American Pad & Paper Company (the "Company") is a holding company, which conducts its operations through American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") and its wholly owned subsidiaries.

     The financial statements of the Company present the accounts and operations of the Company and its wholly owned subsidiaries. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation, a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified for comparative purposes.

  Business

     The Company is among the larger manufacturers and marketers of paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, machine papers, and other paper-based office products) and Williamhouse (business envelopes and machine papers). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers

  Interim Financial Information

     The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997.

     The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 1998 and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

  American Pad & Paper Company of Delaware, Inc.

     The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the notes. There are no material differences between the financial statements of the Company and of AP&P Delaware. The composition of AP&P Delaware's stockholder's equity at March 31, 1998 consists of one hundred shares of $0.01 par value common stock, paid in capital of $202,368 and an accumulated deficit of $103,776 and, in total, is equal to the stockholders' equity of the Company.

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Accounts receivable -- trade, excluding $37,000 and $60,000, respectively, which are sold as part of a $60,000 accounts
  receivable financing facility.............................   $61,559       $72,975
Accounts receivable -- other................................     3,427         4,022
Less allowance for doubtful accounts and reserves for
  customers deductions, returns and cash discounts..........      (780)       (2,794)
                                                               -------       -------
                                                               $64,206       $74,203
                                                               =======       =======

3. INVENTORIES

     Inventories consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Raw materials and semi-finished goods.......................  $ 46,258       $ 54,285
Work in process.............................................     8,493          5,600
Finished goods..............................................   108,663        100,480
                                                              --------       --------
                                                               163,414        160,365
LIFO reserve................................................    (6,299)        (6,006)
                                                              --------       --------
                                                              $157,115       $154,359
                                                              ========       ========

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Land........................................................  $  7,047       $  7,035
Buildings...................................................    32,336         30,308
Machinery and equipment.....................................   119,010        115,168
Office furniture and fixtures...............................    10,642          9,818
Construction in progress....................................    14,554         15,322
                                                              --------       --------
                                                               183,589        177,651
Less accumulated depreciation and amortization..............    29,532         26,261
                                                              --------       --------
                                                              $154,057       $151,390
                                                              ========       ========

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Goodwill....................................................  $189,861       $189,861
Intangible assets, principally tradenames...................    44,817         44,284
Debt issuance costs.........................................    19,761         18,369
                                                              --------       --------
                                                               254,439        252,514
Less accumulated amortization...............................    21,252         18,816
                                                              --------       --------
                                                              $233,187       $233,698
                                                              ========       ========

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
Acquisition integration costs...............................   $ 7,795       $ 8,534
Sales volume discounts......................................     2,351        11,634
Salaries and wages..........................................     9,739         4,242
Interest....................................................    10,450         5,927
Other.......................................................     4,570         9,820
                                                               -------       -------
                                                               $34,905       $40,157
                                                               =======       =======

7. RELATED PARTY TRANSACTION

     Effective March 31, 1998, the Company loaned $1.0 million to its Interim Chief Financial Officer ("Officer") on an interest bearing note receivable. This note accrues interest at 5.89%, compounded annually, and is due on March 31, 2001. This note is secured by all of the shares of the Company's common stock owned by this Officer and the options not yet exercised by this Officer.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad assortment of products including writing pads, file folders, envelopes, machine papers and other paper-based products. Through its Ampad division, the Company is among the largest suppliers of pads and other paper-based writing products, filing supplies, machine papers and retail envelopes to many of the largest and fastest growing office products distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded specialty and commodity business envelopes to paper merchants and distributors. The Company believes that its future operating results will not be directly comparable to its historical operating results because of its strategic acquisitions. Certain factors, which have affected, and may affect prospectively, the operating results of the Company are discussed below.

     Strategic Acquisition. On February 11, 1997, the Company acquired Shade/Allied, a national supplier of machine papers, principally continuous computer forms. The purchase price of $50.7 million was financed with borrowings under the Company's bank credit agreement. Both the Ampad and Williamhouse divisions distribute Shade/Allied's products and the manufacturing plants are integrated into the Ampad division. This acquisition provided the Company with a more significant position in a fourth product category.

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

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended March 31, 1998 and 1997. The Company's historical results of operations for each of these periods are significantly affected by the results for Shade/Allied, which was acquired on February 11, 1997.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                   INCOME STATEMENT DATA                       1998     1997
                   ---------------------                      ------   ------
Net sales...................................................  100.0%   100.0%
                                                              =====    =====
Gross profit................................................   12.0%    19.2%
Selling and marketing.......................................  (2.9)    (3.1)
General and administrative..................................  (3.4)    (3.2)
Losses on sales of accounts receivable......................   (.5)     (.5)
Amortization of intangible assets...........................  (1.0)     (.9)
Management fees and services................................   (.3)    (1.2)
                                                              -----    -----
Income from operations......................................    3.9     10.3
Interest expense, net.......................................  (6.6)    (5.5)
Other income................................................     --       --
                                                              -----    -----
Income before income taxes..................................  (2.7)      4.8
Provision for income taxes..................................  (1.3)      2.2
                                                              -----    -----
Net income (loss)...........................................  (1.4)%     2.6%
                                                              =====    =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net Sales for the three months ended March 31, 1998 increased by $11.8 million, or 7.9%, to $161.6 million from $149.8 million for the three months ended March 31, 1997. Of this net sales increase, $3.3 million is attributable to owning Shade/Allied for the full first quarter of 1998 versus only one and a half months in the same period in 1997. The remaining $8.5 million of the net sales increase is due to higher sales at Ampad's existing operations, primarily sales to the fast growing customer channels, such as contract stationers, mass market and superstores.

     Gross Profit for the three months ended March 31, 1998 decreased by $9.3 million, or 32.4%, to $19.4 million from $28.7 million for the three months ended March 31, 1997. Gross profit margin decreased to 12.0% for the three months ended March 31, 1998 from 19.2% for the three months ended March 31, 1997. The decrease in gross profit margin is primarily attributable to a change in product mix, particularly the ongoing sales of continuous forms at unfavorable margins, a reduction in selling margins due to higher paper cost and competitive pricing pressures, and higher unit production costs due to underutilized capacity resulting from the Company's efforts to reduce its inventory.

     Selling and marketing expenses for the three months ended March 31, 1998 increased to $4.7 million from $4.6 million for the three months ended March 31, 1997, an increase of $0.1 million. However, selling and marketing expenses as a percent of net sales decreased from 3.1% for the 1997 first quarter to 2.9% for the 1998 first quarter, reflecting the successful efforts in 1998 to control expenses.

     General and administrative expenses for the three months ended March 31, 1998 increased to $5.4 million from $4.7 million for the three months ended March 31, 1997, an increase of $0.7 million. Of this increase, $0.1 million is attributable to owning Shade/Allied for the full first quarter of 1998 versus only one and a half months in the same period in 1997 and the remainder is attributable to increases in corporate expenses associated with the centralization of certain functions in Dallas.

     Losses on sales of accounts receivable for the three months ended March 31, 1998 decreased to $0.7 million from $0.8 million for the three months ended March 31, 1997 due to a lower average level of accounts receivable sold to the third party trust in the first quarter of 1998, partially offset by slightly higher average effective interest rates.

     Goodwill and intangible asset amortization expense for the three months ended March 31, 1998 increased to $1.6 million from $1.4 million for the three months ended March 31, 1997, an increase of $0.2 million, due primarily to a full quarter of amortization of goodwill associated with the acquisition of Shade/Allied.

     Management fees and services expense for the three months ended March 31, 1998 amounted to $0.5 million as compared to $1.9 million for the three months ended March 31, 1997. The change in management fees is due primarily to a one year non-recurring consulting agreement with the former president of Niagara, which expired June 30, 1997.

     Interest expense for the three months ended March 31, 1998 increased to $10.7 million from $8.2 million for the three months ended March 31, 1997, an increase of $2.5 million. Of this increase, $2.1 million of this increase is attributable to increased debt levels, $0.2 million is attributable increased interest rates and $0.2 million is attributable to an increase in financing fees amortization expense associated with the amended credit agreement.

     The income tax provision for the three month period ended March 31, 1998 reflects an effective tax rate of 51.0% versus an effective tax rate of 45.0% for the three month period ended March 31, 1997. Due to the expected effect of nondeductible expenses during 1998, primarily goodwill amortization, the Company raised its effective income tax rate in 1998.

KNOWN TRENDS AND SEASONALITY

     The Company does experience some seasonality in its business operations, primarily during the third and fourth quarters of each year. During those quarters, net sales tend to be higher than in the first and second quarters due to higher product sales of back-to-school, seasonal greeting card and tax filing products.

     The Company's Ampad division sells primarily to fast growing customers such as office products superstores, mass merchants and national contract stationers. Such customers periodically adjust the levels of inventory in the retail distribution channels, either in retail stores or in distribution centers. The Company has determined that lower than expected sales will occur during the quarters in which such adjustments are made. The Company is not able to predict the future effect of such adjustments; however, it is likely that its retail customers will continue to adjust inventory levels in future quarters.

     The Company's gross profit is directly affected by, among other factors, the mix of products sold. Based on the Company's current product categories, the Company's gross profit will be negatively or positively affected as the actual product sales mix changes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended March 31, 1998 was $16.3 million as compared to net cash used by operating activities for the three months ended March 31, 1997 of $13.9 million. This increase is primarily the net result of the following: (i) cash provided from net income of $3.6 million after adjustment for non-cash expenses, (ii) a decrease in accounts receivable of $33 million as a result of collection of year end receivable balances and improving days sales outstanding in receivables, (iii) an increase in inventories of $2.8 million, (iv) a reduction in accrued expenses of $5.3 million as annual customer volume rebates were paid early in 1998, (v) a reduction of accounts payable of $10.8 million, (vi) receipt of tax refunds of $3.3 million, and (vii) an increase in deferred tax assets and other assets of $4.7 million.

     Cash used in investing activities for the three months ended March 31, 1998 and 1997 was $6.0 million and $54.5 million, respectively. The first quarter 1998 use was due to the purchase of equipment. The first quarter 1997 use was due to the Shade/Allied acquisition of $50.5 million and purchases of equipment of $4.0 million.

     Net cash provided by financing activities during the first three months of 1998 and 1997 was $3.1 million and $67.3 million, respectively. The first quarter 1998 cash provided primarily resulted from repayment of $23.0 million in financing outstanding under the accounts receivable credit facility, payment of financing fees of $1.4 million and borrowings of $27.6 million under the bank credit agreement to finance: (i) repayment of the accounts receivable facility,
(ii) the purchases of equipment and (iii) its working capital needs, including the accumulation of cash on the balance sheet. Assuming that the $18.4 million of cash at March 31, 1998 was used to repay outstanding debt, the Company would have reduced its balance sheet and off balance sheet debt by approximately $9.0 million. During the first quarter of 1997, the Company repaid $13.0 million in notes outstanding under its accounts receivable credit facility and borrowed $79.8 million to finance (i) such repayment, (ii) the acquisition of Shade/Allied, (iii) the purchases of equipment and (iv) its working capital needs.

     In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit agreement from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under such credit agreement will be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the credit agreement were also modified at the end of 1997 and for a one year period ending in February 1999. Unless approved by the banking group, the Company will be restricted to $15.0 million in net capital expenditures for 1998 and will be restricted from any acquisitions. The interest cost incurred by the Company will vary each quarter in 1998 depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter. The Company paid fees and expenses of $1.4 million to its banking group and lawyers as part of the amendments to the credit agreement.

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

     Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the bank credit agreement and the accounts receivable facility and available cash on hand at March 31, 1998 of $18.4 million, will be adequate for 1998 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures, including anticipated capital expenditures of approximately $9 million during the remainder of 1998, and to meet working capital requirements.

     The amount of debt available under the Company's current credit agreement decreases by $30.0 million in February 1999 and by an additional $50.0 million in July 1999. Based on the Company's current level of operating results and the expected operating results in 1998 and 1999, the Company expects that the reduction of $30.0 million in February 1999 will not have a significant effect on its operations. However, the reduction in available borrowing of $50.0 million in mid-1999 may require the Company to explore other financing alternatives, including but not limited to a refinancing of its bank debt, raising new private or public debt, raising additional public equity capital, reducing the level of capital expenditures, reducing operating costs and selling certain assets. In the event that the Company is not able to successfully complete the financing alternatives just described the Company and its banking group would be required to negotiate revisions to the terms of the credit agreement.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 1998 and 1997.

FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

          1. Changes in economic conditions, in particular those, which affect the retail and wholesale office product markets.

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

                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on April 28, 1998. The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:

                                                                        WITHHELD, AGAINST
                         MATTER                            APPROVED       OR ABSTAINED
                         ------                           ----------    -----------------
Election of Class I Directors -- Russell M. Gard,
  Herbert M. Kohn, and Marc B. Walpow...................  23,012,364        1,981,633
Ratification of Price Waterhouse LLP as independent
  auditors for the Company..............................  24,947,250           46,747

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           4.18          -- Fourth Amendment to the Credit Agreement, dated as of
                            April 6, 1998, among the Company, WR Acquisition, Inc.,
                            American Pad & Paper Company of Delaware, Inc., various
                            Lending Institutions, Bank of Tokyo-Mitsubishi Trust
                            Company, Bank One, Texas, N.A., The Bank of Nova Scotia
                            and the First National Bank of Boston, as Co-Agents and
                            Bankers Trust Company, as Agent.
          27.1           -- Financial Data Schedule

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the first quarter of 1998 and through the date of the filing of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on May 11, 1998 on their behalf by the undersigned thereunto duly authorized.

                /s/ GREGORY M. BENSON                               /s/ WILLIAM W. SOLOMON, JR.
-----------------------------------------------------  -----------------------------------------------------
                  Gregory M. Benson                                   William W. Solomon, Jr.
      Director, Interim Chief Financial Officer                    Vice President -- Controller
             Principal Financial Officer                           Principal Accounting Officer

                               INDEX TO EXHIBITS

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
           4.18          -- Fourth Amendment to the Credit Agreement, dated as of
                            April 6, 1998, among the Company, WR Acquisition, Inc.,
                            American Pad & Paper Company of Delaware, Inc., various
                            Lending Institutions, Bank of Tokyo-Mitsubishi Trust
                            Company, Bank One, Texas, N.A., The Bank of Nova Scotia
                            and the First National Bank of Boston, as Co-Agents and
                            Bankers Trust Company, as Agent.
          27.1           -- Financial Data Schedule