Form 10-Q
period 1998-06-30
AMERICAN PAD & PAPER CO
filed 1998-08-14
CIK 5588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                           OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (972) 733-6200
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]        No  [ ]

    As of August 12, 1998, American Pad & Paper Company had 27,724,045 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AMERICAN PAD & PAPER COMPANY
                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION
  Item 1 Financial Statements
     Condensed Consolidated Balance Sheets as of June 30,
      1998 (unaudited) and December 31, 1997................      3
     Condensed Consolidated Statements of Operations for the
      three and six months ended June 30, 1998 and 1997
      (unaudited)...........................................      4
     Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 1998 and 1997 (unaudited)...      5
     Notes to Condensed Consolidated Financial Statements
      (unaudited)...........................................      6
  Item 2 Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     10
  Item 3 Quantitative and Qualitative Disclosures About
     Market Risk............................................     18
PART II OTHER INFORMATION
  Item 1 Legal Proceedings..................................     19
  Item 2 Changes in Securities and Use of Proceeds..........     19
  Item 3 Defaults Upon Senior Securities....................     19
  Item 4 Submission of Matters to a Vote of Security
     Holders................................................     19
  Item 5 Other Information..................................     19
  Item 6 Exhibits and Reports on Form 8-K...................     20

                        PART 1 -- FINANCIAL INFORMATION

                          AMERICAN PAD & PAPER COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        ASSETS
                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
Current assets:
  Cash......................................................  $  31,419    $   4,855
  Accounts receivable.......................................     37,596       74,203
  Inventories...............................................    140,698      154,359
  Refundable income taxes...................................        751        4,059
  Prepaid expenses and other current assets.................      2,579        1,402
  Deferred income taxes.....................................     24,740       11,992
                                                              ---------    ---------
          Total current assets..............................    237,783      250,870
Property, plant and equipment...............................    153,350      151,390
Intangible assets...........................................    189,545      233,698
Other.......................................................      2,793        2,443
                                                              ---------    ---------
          Total assets......................................  $ 583,471    $ 638,401
                                                              =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 287,918    $   1,538
  Accounts payable..........................................     33,414       56,356
  Accrued expenses..........................................     39,796       40,157
  Income taxes payable......................................         --           --
                                                              ---------    ---------
          Total current liabilities.........................    361,128       98,051
Long-term debt..............................................    138,642      398,577
Deferred income taxes.......................................     39,477       39,477
Other.......................................................      1,569        1,630
                                                              ---------    ---------
          Total liabilities.................................    540,816      537,735
                                                              ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 150 shares authorized, no shares issued
     and outstanding, respectively..........................         --           --
  Common stock, voting, $.01 par value, 75,000 shares
     authorized, 27,724 and 27,436 shares issued and
     outstanding, respectively..............................        277          274
  Additional paid-in capital................................    301,287      301,279
  Accumulated deficit.......................................   (258,909)    (200,887)
                                                              ---------    ---------
          Total stockholders' equity........................     42,655      100,666
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $ 583,471    $ 638,401
                                                              =========    =========

                      See accompanying notes to condensed
                       consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                       ---------------------------         -------------------------
                                          1998             1997              1998            1997
                                       ----------       ----------         ---------       ---------
Net sales............................   $146,724         $167,160          $308,319        $316,994
Cost of sales........................    143,327          136,433           285,500         257,558
                                        --------         --------          --------        --------
  Gross profit.......................      3,397           30,727            22,819          59,436
Operating expenses:
  Selling and marketing..............      5,504            5,241            10,193           9,830
  General and administrative.........      9,273            3,440            14,705           8,163
  Loss on sales of accounts
     receivable......................        714              631             1,461           1,393
  Amortization of intangible
     assets..........................      1,608            1,483             3,195           2,869
  Write-down of intangible assets....     41,000               --            41,000              --
  Management fees and services.......        530            1,837             1,060           3,692
                                        --------         --------          --------        --------
Income (loss) from operations........    (55,232)          18,095           (48,795)         33,489
Other income (expense):
  Interest...........................    (11,063)          (9,584)          (21,806)        (17,795)
  Other income, net..................        (36)              49                15             121
                                        --------         --------          --------        --------
Income (loss) before income taxes....    (66,331)           8,560           (70,586)         15,815
Provision for (benefit from) income
  taxes..............................    (10,394)           3,852           (12,564)          7,115
                                        --------         --------          --------        --------
Net income (loss)....................   $(55,937)        $  4,708          $(58,022)       $  8,700
                                        ========         ========          ========        ========
Earnings (loss) per share (Basic)....   $  (2.02)        $   0.17          $  (2.09)       $   0.32
                                        ========         ========          ========        ========
Earnings per share (Diluted).........         --         $   0.16                --        $   0.30
                                                         ========                          ========
Weighted average number of common
  shares (Basic).....................     27,724           27,436            27,710          27,436
                                        ========         ========          ========        ========
Weighted average number of common
  shares (Diluted)...................         --           29,316                --          29,369
                                                         ========                          ========

                      See accompanying notes to condensed
                       consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                1998            1997
                                                              ---------       ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(58,022)       $  8,700
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................     6,578           6,341
     Amortization of goodwill and intangible assets.........     3,195           2,869
     Write-down of intangible assets........................    41,000              --
     Amortization of debt issuance costs....................     1,808           1,265
     Loss on sale of assets.................................       141              --
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Accounts receivable..................................    48,607          11,371
       Refundable income taxes..............................     3,308              --
       Inventories..........................................    13,661         (33,440)
       Prepaid expenses and other...........................    (1,176)         (1,119)
       Income tax asset, net................................   (12,748)          5,983
       Accounts payable.....................................   (22,942)        (10,003)
       Accrued expenses.....................................      (361)        (25,628)
       Other assets.........................................      (806)          2,045
       Other liabilities....................................       (62)           (861)
                                                              --------        --------
          Net cash provided by (used in) operating
            activities......................................    22,181         (32,477)
                                                              --------        --------
Cash flows from investing activities:
  Purchase of business, including acquisition costs.........        --         (50,559)
  Purchases of property and equipment.......................    (8,694)         (9,578)
  Proceeds from sale of assets..............................        14               4
                                                              --------        --------
          Net cash used in investing activities.............    (8,680)        (60,133)
                                                              --------        --------
Cash flows from financing activities:
  Net borrowings on credit agreement and long-term debt.....    27,500         110,500
  Repayment of long-term debt...............................    (1,055)         (1,091)
  Repayment of accounts receivable financing................   (12,000)        (18,000)
  Debt issuance costs.......................................    (1,393)             --
  Other.....................................................        11             550
                                                              --------        --------
          Net cash provided by financing activities.........    13,063          91,959
                                                              --------        --------
Net increase (decrease) in cash.............................    26,564            (651)
Cash, beginning of period...................................     4,855           2,290
                                                              --------        --------
Cash, end of period.........................................  $ 31,419        $  1,639
                                                              ========        ========

                      See accompanying notes to condensed
                       consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

  Organization and Basis of Presentation

     American Pad & Paper Company (the "Company") is a holding company, which conducts its operations through American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") and its wholly owned subsidiaries.

     The financial statements of the Company present the accounts and operations of the Company and its wholly owned subsidiaries. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation, a special purpose corporation used in connection with an accounts receivable based credit facility. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified for comparative purposes.

  Business

     The Company is a leading manufacturer and marketer of paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through two complementary divisions: Ampad (writing pads, file folders, retail envelopes, and other paper-based office products) and Williamhouse (business envelopes and seasonal greeting cards). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers.

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

     The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 1998 and the results of its operations and its cash flows for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

  American Pad & Paper Company of Delaware, Inc.

     The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the notes. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholder's equity at June 30, 1998 consists of one hundred shares of $0.01 par value common stock, paid in capital of $202,368 and an accumulated deficit of $159,713 and, in total, is equal to the stockholders' equity of the Company.

                          AMERICAN PAD & PAPER COMPANY

                                 JUNE 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Accounts receivable -- trade, excluding $48,000 and $60,000, respectively, which are sold as part of a $60,000 accounts
  receivable financing facility.............................  $ 36,161     $ 72,975
Accounts receivable -- other................................     3,685        4,022
Less allowance for doubtful accounts and reserves for
  customers deductions, returns and cash discounts..........    (2,250)      (2,794)
                                                              --------     --------
                                                              $ 37,596     $ 74,203
                                                              ========     ========

3. INVENTORIES

     Inventories consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Raw materials and semi-finished goods.......................  $ 40,613     $ 54,285
Work in process.............................................     5,937        5,600
Finished goods..............................................    98,615      100,480
                                                              --------     --------
                                                               145,165      160,365
LIFO reserve................................................    (4,467)      (6,006)
                                                              --------     --------
                                                              $140,698     $154,359
                                                              ========     ========

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Land........................................................  $  7,058     $  7,035
Buildings and leasehold improvements........................    34,306       30,308
Machinery and equipment.....................................   129,187      115,168
Office furniture and fixtures...............................    11,272        9,818
Construction in progress....................................     4,151       15,322
                                                              --------     --------
                                                               185,974      177,651
Less accumulated depreciation and amortization..............    32,624       26,261
                                                              --------     --------
                                                              $153,350     $151,390
                                                              ========     ========

                          AMERICAN PAD & PAPER COMPANY

                                 JUNE 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Goodwill....................................................  $149,936     $189,861
Intangible assets, principally tradenames...................    43,667       44,284
Debt issuance costs.........................................    19,761       18,369
                                                              --------     --------
                                                               213,364      252,514
Less accumulated amortization...............................    23,819       18,816
                                                              --------     --------
                                                              $189,545     $233,698
                                                              ========     ========

     At June 30, 1998, the Company wrote-down certain long-lived assets, primarily goodwill and tradenames associated with its forms business (principally Shade/Allied) by $41,000 to their estimated net realizable value, as a result of the company's decision to exit this business in its current form.

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Acquisition integration costs...............................  $ 6,863      $ 8,534
Sales volume discounts......................................    9,601       11,634
Salaries and wages..........................................    4,260        4,242
Interest....................................................    6,308        5,927
Other.......................................................   12,764        9,820
                                                              -------      -------
                                                              $39,796      $40,157
                                                              =======      =======

7. BORROWINGS

     In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit agreement from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under such credit agreement will be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the credit agreement were also modified as of the end of 1997 and for a period ending in February 1999. Unless approved by the banking group, the Company will be restricted to $15.0 million in net capital expenditures for 1998 and will be restricted from any acquisitions. The interest rate incurred by the Company will vary each quarter in 1998 depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter. The Company paid fees and expenses of $1.4 million to its banking group and lawyers in connection with the amendments to the credit agreement.

     As a result of the second quarter loss, the Company was in default of certain EBITDA covenants at June 30, 1998. On June 30, 1998 the Company obtained an amendment to its credit agreement waiving all defaults of its financial covenants through July 31, 1998. On July 24, 1998, the waiver was extended through September 30, 1998. The extension also amended the credit agreement to provide for: changes in the voting procedures necessary to access the additional $30.0 million available under the credit line and fees of $.3 million to be paid to those banks approving the extension. The Company's banking group has not accelerated the debt under the bank credit agreement. However, the Company will be unable to meet the

                          AMERICAN PAD & PAPER COMPANY

                                 JUNE 30, 1998
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

EBITDA covenants for September 30, 1998 in the current bank credit agreement, and it is unlikely that the Company will meet such existing EBITDA covenants for future measurement dates. As a result $286,900 of the Company's long-term debt has been reclassified as current portion of long-term debt at June 30, 1998 as required by EITF 86-30. The Company is currently in negotiations with its bank group to obtain a permanent amendment to its bank credit agreement. Such an amendment would provide for attainable EBITDA and other covenants and extended debt maturities. While the Company cannot predict with assurance the outcome of such negotiations, the Company expects to obtain such a permanent amendment to its bank credit agreement. Once such a permanent amendment is obtained, the Company's bank debt will be reclassified to long-term debt on the balance sheet.

8. RELATED PARTY TRANSACTIONS

     Effective March 31, 1998, the Company loaned $1.0 million to one of its Directors on an interest bearing note receivable. This note accrues interest at 5.89%, compounded annually, and is due on March 31, 2001. 546,385 shares of the Company's common stock owned by this Director and the options not yet exercised by this Director secure this note.

                          AMERICAN PAD & PAPER COMPANY
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad assortment of products including writing pads, file folders, envelopes and other paper-based products. Through its Ampad division, the Company is among the largest suppliers of pads and other paper-based writing products, filing supplies and retail envelopes to many of the largest and fastest growing office products distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded specialty and commodity business envelopes to paper merchants and distributors. The Company believes that its future operating results will not be directly comparable to its historical operating results because of its strategic acquisitions. Certain factors, which have affected, and may affect prospectively, the operating results of the Company are discussed below.

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

     Raw Material. The Company's principal raw material is paper. Certain commodity grades utilized by the Company have shown considerable price volatility since 1992. From May 1997 through October 1997, all but one of the key commodity grades of paper utilized by the Company increased in cost between 6% and 18%. Due to strategic customer considerations and competitive market conditions, the Company did not begin to recover a significant portion of the increases in paper costs affecting both its divisions until December 1997. The Company continued to implement sales price increases during the first half of 1998. Since October 1997, the key commodity grades of paper utilized by the Company decreased in cost between 6% and 18%. Paper price volatility is expected to continue to have an effect on net sales and cost of sales and there is no assurance that the Company will not be materially affected by future fluctuations in the price of paper. Fluctuations in paper prices can have an effect on quarterly comparisons of the results of operations and financial condition of the Company.

RECENT DEVELOPMENTS

     Management Changes. The Company appointed James W. Swent, III as Executive Vice President and Chief Financial Officer and David N. Pilotte as Vice President and Corporate Controller on June 2 and 10, respectively. Mr. Swent was previously Chief Executive Officer of Cyrix Corporation, a manufacturer of microprocessors for the PC industry, until its merger with National Semiconductor. In addition, he has held operations and financial executive positions with a number of companies, including Northern Telecom, Rodime PLC and Memorex. On July 8, 1998 the Company appointed Mr. Swent as Chief Executive Officer and a member of its Board of Directors ("Board"). Mr. Swent replaced Charles G. Hanson who retired from his position as Chairman and Chief Executive Officer and director of the Company. Robert C. Gay, who had been a director of American Pad & Paper since 1992 and who is a Managing Director of Bain Capital, Inc., became Chairman of the Board. In addition, Paul B. Edgerly, a Managing Director of Bain Capital, was added to the Board, increasing the Board size to nine members. Also, Russel M. Gard stepped down as President and Chief Operating Officer, but will continue his duties as Vice Chairman and a member of the Board. Timothy E. Needham, who joined the Company in 1995 following the acquisition of Williamhouse, was promoted to President and Chief Operating Officer. On July 20, 1998, the Company appointed William L. Morgan as Executive Vice President, Operations. Mr. Morgan has 35 years of progressive manufacturing experience ranging from entrepreneurial start-ups to large scale multi-national corporations including Northern Telecom, Texas Instruments, Memorex and Fujitsu.

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

     Company Initiatives/Restructuring. Under the leadership of new management, the Company has begun a review of all operations with the challenge of rebuilding market share, reducing debt and returning the Company to profitability. On July 15, 1998, the Board approved the Company's exit from the forms business in its current form which has produced unfavorable margins. As part of the review process, the Company retained the management consulting firm of Bain & Company and the investment banking firm of Goldman, Sachs & Company to assist the Company in evaluating its current position in the marketplace and in setting the Company's long term strategic direction. Goldman Sachs will explore external strategic and financial alternatives to maximize shareholder value. Bain & Company will work closely with the Company's customers and suppliers to evaluate core strengths and identify opportunities for improvement. They will also assist the Company to restructure manufacturing to best serve each of the Company's markets. Significant restructuring charges are expected for the three months ending September 30, 1998.

     Covenant Violations/Negotiation to Modify Agreement. As a result of the second quarter loss, the Company was in default of certain covenants based on EBITDA levels at June 30, 1998. On June 30, 1998 the Company obtained an amendment to its credit agreement waiving all defaults of its financial covenants through July 31, 1998. On July 24, 1998, the waiver was extended through September 30, 1998. The extension also amends the credit agreement to provide for: changes in the voting procedures necessary to access the additional $30.0 million available under the credit line and fees of $.3 million to be paid to those banks approving the extension. The Company's banking group has not accelerated the debt under the bank credit agreement. However, the Company will be unable to meet the EBITDA covenants for September 30, 1998 in the current bank credit agreement, and it is unlikely that the Company will meet such existing EBITDA covenants for future measurement dates. As a result, $286,900 of the Company's long-term debt has been reclassified as current portion of long-term debt at June 30, 1998 as required by EITF 86-30. The Company is currently in negotiations with its bank group to obtain a permanent amendment to its bank credit agreement with attainable EBITDA and other covenants. While the Company cannot predict with assurance the outcome of such negotiations, the Company expects to obtain such a permanent amendment to its bank credit agreement. Once such a permanent amendment is obtained, the Company's bank debt will be reclassified to long-term debt on the balance sheet.

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months and six months ended June 30, 1998 and 1997. The Company's historical results of operations for each of these periods are significantly affected by the results for Shade/Allied, which was acquired on February 11, 1997.

                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      ---------------------------      -------------------------
                                        1998              1997           1998            1997
                                      ---------         ---------      ---------       ---------
Income Statement Data
  Net sales.........................    100.0%            100.0%         100.0%          100.0%
  Cost of sales.....................     97.7%             81.6%          92.6%           81.3%
                                       ------            ------         ------          ------
     Gross profit...................      2.3%             18.4%           7.4%           18.7%
  Operating expenses:
     Selling and marketing..........      3.8%              3.1%           3.3%            3.1%
     General and administrative.....      6.3%              2.1%           4.8%            2.6%
     Loss on sale of accounts
       receivable...................      0.5%              0.4%           0.5%            0.4%
     Amortization of intangible
       assets.......................      1.1%              0.9%           1.0%            0.9%
     Write-down of intangible
       assets.......................     27.9%              0.0%          13.3%            0.0%
     Management fees and services...      0.4%              1.1%           0.3%            1.2%
                                       ------            ------         ------          ------
  Income (loss) from operations.....    (37.7)%            10.8%         (15.8)%          10.5%
  Other income (expense):
     Interest.......................     (7.5)%            (5.7)%         (7.1)%          (5.6)%
                                       ------            ------         ------          ------
  Income (loss) before income
     taxes..........................    (45.2)%             5.1%         (22.9)%           4.9%
  Provision for (benefit from)
     income taxes...................     (7.1)%             2.3%          (4.1)%           2.2%
                                       ------            ------         ------          ------
  Net income (loss).................    (38.1)%             2.8%         (18.8)%           2.7%
                                       ======            ======         ======          ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net Sales for the three months ended June 30, 1998 decreased by $20.5 million, or 12.3%, to $146.7 million from $167.2 million for the three months ended June 30, 1997. This net sales decrease is comprised of a $11.0 million reduction in sales spread evenly among continuous forms, envelopes and writing products and a $9.5 million increase in customer incentives. The lower sales are due to lower volumes caused by temporarily reduced orders resulting from major customer inventory reductions, partially offset by higher prices. The increased customer incentives are due to a changing product mix and additional rebate programs caused by more competitive pricing.

     Gross Profit for the three months ended June 30, 1998 decreased by $27.3 million, or 88.9%, to $3.4 million from $30.7 million for the three months ended June 30, 1997. Gross profit margin decreased to 2.3% for the three months ended June 30, 1998 from 18.4% for the three months ended June 30, 1997. The decrease in gross profit margin is primarily attributable to higher unit production costs due to underutilized capacity resulting from the Company's efforts to reduce its inventory, a reduction in selling margins due to competitive pricing pressures, and a change in product mix, particularly the ongoing sales of continuous forms at unfavorable margins. In addition, the second quarter of 1998 includes approximately $7.5 million of charges resulting from reevaluating certain inventories based on changes in current market conditions and accruals for workers' compensation and property tax.

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

     Selling and marketing expenses for the three months ended June 30, 1998 increased to $5.5 million, or 3.8% of sales from $5.2 million or 3.1% for the three months ended June 30, 1997. The increase of $0.3 million was comprised primarily of severance costs.

     General and administrative expenses for the three months ended June 30, 1998 increased to $9.3 million from $3.4 million for the three months ended June 30, 1997, an increase of $5.9 million. This increase is primarily attributable to the Company's reevaluation of certain assets, which resulted in $1.7 million of current charges for additional allowance for doubtful accounts stemming from customer deductions and one time severance costs and litigation costs of $1.3 million. The remainder of the increase is attributable to one time charges associated with centralizing certain functions in Dallas.

     Losses on sales of accounts receivable for the three months ended June 30, 1998 increased to $0.7 million from $0.6 million for the three months ended June 30, 1997 due to a higher average level of accounts receivable sold to the third party trust in the first half of 1998, partially offset by a slightly lower average effective interest rate.

     Goodwill and intangible asset amortization expense for the three months ended June 30, 1998 increased to $1.6 million from $1.5 million for the three months ended June 30, 1997, an increase of $0.1 million.

     Write-down of Intangible Assets expense of $41.0 million for the three months ended June 30, 1998 reflects a write-off of goodwill and a write-down of intangible assets associated with the Shade/Allied continuous forms business resulting from the Company's decision to exit the forms business in its current form.

     Management fees and services expense for the three months ended June 30, 1998 amounted to $0.5 million as compared to $1.8 million for the three months ended June 30, 1997. The change in management fees is due primarily to a one year non-recurring consulting agreement with the former president of Niagara, which expired June 30, 1997.

     Interest expense for the three months ended June 30, 1998 increased to $11.1 million from $9.6 million for the three months ended June 30, 1997, an increase of $1.5 million. Of this increase, $0.7 million is attributable to increased debt levels, $0.4 million is attributable to increased interest rates and $0.4 million is attributable to the amortization of fees paid in connection with amendments to the credit agreement obtained in February 1998 and other costs.

     The income tax provision for the three month period ended June 30, 1998 reflects an effective tax rate of 15.7% versus an effective tax rate of 45.0% for the three month period ended June 30, 1997. Due to the expected effect of nondeductible expenses during 1998, primarily goodwill amortization, the Company lowered its effective income tax rate in the second quarter of 1998 to an annual effective rate of 17.8%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net Sales for the six months ended June 30, 1998 decreased by $8.7 million, or 2.7%, to $308.3 million from $317.0 million for the six months ended June 30, 1997. This net sales decrease is comprised of a $4.2 million increase in sales offset by a $12.6 million increase in customer incentives and a $0.3 million increase in cash discounts. The net sales increase, is primarily attributable ($3.3 million) to owning Shade/ Allied for the full first half of 1998 versus only four and a half months in the same period in 1997. The increased customer incentives are due to a changing product mix and additional rebate programs caused by more competitive pricing.

     Gross Profit for the six months ended June 30, 1998 decreased by $36.6 million, or 61.6%, to $22.8 million from $59.4 million for the six months ended June 30, 1997. Gross profit margin decreased to 7.4% for the six months ended June 30, 1998 from 18.7% for the six months ended June 30, 1997. The

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

decrease in gross profit margin is primarily attributable to higher unit production costs due to underutilized capacity resulting from the Company's efforts to reduce its inventory, a reduction in selling margins due to competitive pricing pressures, and a change in product mix, particularly the ongoing sales of continuous forms at unfavorable margins. In addition, the second half of 1998 includes approximately $7.5 million of charges resulting from reevaluating certain inventories based on changes in current market conditions and accruals for workers' compensation and property tax.

     Selling and marketing expenses for the six months ended June 30, 1998 increased to $10.2 million, or 3.3% of sales, from $9.8 million, or 3.1% of sales, for the six months ended June 30, 1997. The increase of $0.4 million, or 0.1% of sales was comprised primarily of severance costs.

     General and administrative expenses for the six months ended June 30, 1998 increased to $14.7 million from $8.2 million for the six months ended June 30, 1997, an increase of $6.5 million. This increase is primarily attributable to the Company's reevaluation of certain assets which resulted in $1.7 million of current charges for additional allowance for doubtful accounts stemming from customer deductions and one time severance and litigation costs of $1.3 million. Of the remainder of the increase, $0.1 million is attributable to owning Shade/Allied for the full first half of 1998 versus only four and a half months in the same period in 1997 and one time charges associated with centralizing certain functions in Dallas.

     Losses on sales of accounts receivable for the six months ended June 30, 1998 increased to $1.5 million from $1.4 million for the six months ended June 30, 1997 due to a higher average interest rate, partially offset by a lower average level of accounts receivable sold to the third party trust in the first half of 1998.

     Goodwill and intangible asset amortization expense for the six months ended June 30, 1998 increased to $3.2 million from $2.9 million for the six months ended June 30, 1997, an increase of $0.3 million, due primarily to six months amortization of goodwill associated with the acquisition of Shade/Allied for the six months ended June 30, 1998 as compared to four and a half months for the six months ended June 30, 1997.

     Write-down of Intangible Assets expense of $41.0 million for the six months ended June 30, 1998 reflects a write-off of goodwill and a write-down of intangible assets associated with the Shade/Allied continuous forms business resulting from the Company's decision to exit the forms business in its current form.

     Management fees and services expense for the six months ended June 30, 1998 amounted to $1.1 million as compared to $3.7 million for the six months ended June 30, 1997. The change in management fees is due primarily to a one-year non-recurring consulting agreement with the former president of Niagara, which expired June 30, 1997.

     Interest expense for the six months ended June 30, 1998 increased to $21.8 million from $17.8 million for the six months ended June 30, 1997, an increase of $4.0 million. Of this increase, $2.6 million is attributable to increased debt levels, $0.9 million is attributable to increased interest rates and $0.5 million is attributable to amortization of fees paid in connection with amendments to the credit agreement obtained in February 1998 and other costs.

     The income tax provision for the six month period ended June 30, 1998 reflects an effective tax rate of 17.8% versus an effective tax rate of 45.0% for the six month period ended June 30, 1997. Due to the expected effect of nondeductible expenses during 1998, primarily goodwill amortization, the Company lowered its effective income tax rate in 1998.

KNOWN TRENDS AND SEASONALITY

     The Company does experience some seasonality in its business operations. During the Company's third and fourth quarters, net sales tend to be higher than in the first and second quarters due to higher product sales of back-to-school, seasonal greeting card and tax filing products.

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company's Ampad division sells primarily to fast growing customers such as office products superstores, mass merchants and national contract stationers. Such customers periodically adjust the levels of inventory in the retail distribution channels, either in retail stores or in distribution centers. The Company has determined that lower than expected sales will occur during the quarters in which such downward adjustments are made. The Company is not able to predict the future effect of such adjustments; however, it is likely that its retail customers will continue to adjust inventory levels in future quarters.

     The Company's gross profit is directly affected by, among other factors, the mix of products sold. Based on the Company's current product categories, the Company's gross profit will be negatively or positively affected as the actual product sales mix changes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1998 was $22.2 million as compared to net cash used by operating activities for the six months ended June 30, 1997 of $32.5 million. This increase is primarily the net result of the following: (i) cash used by the net loss of $5.3 million after adjustment for non-cash expenses, (ii) a decrease in accounts receivable of $48.6 million as a result of collection of year end receivable balances and improving days sales outstanding in receivables, (iii) a decrease in inventories of $13.7 million, (iv) a reduction of accounts payable of $22.9 million, and (v) a net change in other assets and liabilities of $11.9 million.

     Cash used in investing activities for the six months ended June 30, 1998 and 1997 was $8.7 million and $60.1 million, respectively. The first half 1998 use was due to the purchase of equipment, principally production equipment. The first half of 1997 use was due to the Shade/Allied acquisition of $50.5 million and purchases of equipment of $9.6 million.

     Net cash provided by financing activities during the first six months of 1998 and 1997 was $13.1 million and $92.0 million, respectively. Net cash provided during the first half of 1998 resulted from the net of the repayment of $12.0 million in financing outstanding under the accounts receivable credit facility, payment of fees in connection with amendments to the bank credit agreement of $1.4 million and borrowings of $27.5 million under the bank credit agreement. During the first half of 1997, the Company borrowed $110.5 million to finance (i) repayment of $18.0 million in notes outstanding under its accounts receivable credit facility, (ii) the acquisition of Shade/Allied, (iii) the purchases of equipment and (iv) its working capital needs.

     A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

     In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit agreement from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under such credit agreement will be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the credit agreement were also modified as of the end of 1997 and for a period ending in February 1999. Unless approved by the banking group, the Company will be restricted to $15.0 million in net capital expenditures for 1998 and will be restricted from any acquisitions. The interest rate incurred by the Company will vary each quarter in 1998 depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter. The Company paid fees and expenses of $1.4 million to its banking group and lawyers in connection with the amendments to the credit agreement.

     As a result of the second quarter loss, the Company was in default of certain EBITDA covenants at June 30, 1998. On June 30, 1998 the Company obtained an amendment to its credit agreement waiving all defaults of its financial covenants through July 31, 1998. On July 24, 1998, the waiver was extended through

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

September 30, 1998. The extension also amended the credit agreement to provide for: changes in the voting procedures necessary to access the additional $30.0 million available under the credit line and fees of $.3 million to be paid to those banks approving the extension. The Company's banking group has not accelerated the debt under the bank credit agreement. However, the Company will be unable to meet the EBITDA covenants for September 30, 1998 in the current bank credit agreement and it is unlikely that the Company will meet such existing EBITDA covenants for future measurement dates. As a result, $286,900 of the Company's long-term debt has been reclassified as current portion of long-term debt at June 30, 1998 as required by EITF 86-30. The Company is currently in negotiations with its bank group to obtain a permanent amendment to its bank credit agreement with attainable EBITDA and other covenants and extended debt maturities. While the Company cannot predict with assurance the outcome of such negotiations, the Company expects to obtain such a permanent amendment to its bank credit agreement. Once such a permanent amendment is obtained, the Company's bank debt will be reclassified to long-term debt on the balance sheet.

     The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon obtaining the previously described permanent amendment to its bank credit agreement and the future performance of the Company and its subsidiaries. In turn, such performance will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Should the Company not be able to obtain such an amendment, the Company would explore other financing alternatives. These alternatives include but are not limited to a refinancing of its bank debt, raising new private or public debt, raising additional public equity capital, reducing the level of capital expenditures, reducing operating costs and selling certain assets. While the Company expects that it will obtain the previously described amendment to the bank credit agreement and/or that other financing will be available and that there will be sufficient funds for 1999 operations, there can be no assurance as to the ultimate outcome of the bank agreement amendment or financing discussions.

     Management believes that, based upon cash on hand of $31.4 million at June 30, 1998, estimates of current and future operations, and other available sources of funds including borrowings under the bank credit agreement and the accounts receivable facility, its finances will be adequate for 1998 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $7 million during the remainder of 1998, and to meet working capital requirements.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the six months ended June 30, 1998 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, Reporting on the Costs of Start-up Activities, prescribes that start-up costs, including organization costs, should be expensed as incurred. The SOP states that initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt this SOP for its fiscal year ending December 31, 1999. Assuming an effective tax rate of 42.5% for the fiscal year ending December 31, 1999, the Company will report a charge of $.4 million (net of tax benefit of $.3 million) in the first quarter of 1999.

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

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

        10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

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

                          AMERICAN PAD & PAPER COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of its Bank Credit Agreement, the Company was required to purchase an interest rate cap for a nominal portion of the outstanding debt. The premium paid for the interest rate cap agreement is amortized as interest expense over the term of the agreement. The amounts concerned are immaterial to both the financial position and operations of the Company.

                          AMERICAN PAD & PAPER COMPANY

                           PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     Between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas. The Company, certain of its officers and directors and certain of the underwriters and other entities involved in the Company's initial public offering were named as defendants in the first two complaints. These complaints were filed by stockholders who claim to represent a purported class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

     The third complaint, which was filed on behalf of a purported class of stockholders who acquired shares of the Company's common stock between February 18, 1997 and December 17, 1997 and named the Company and certain of its officers as defendants, was dismissed on June 29, 1998.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on April 28, 1998. The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:

                                                                        WITHHELD, AGAINST
                         MATTER                             APPROVED      OR ABSTAINED
                         ------                            ----------   -----------------
Election of Class I Directors -- Russell M. Gard, Herbert
  M. Kohn, and Marc B. Walpow............................  23,012,364       1,981,633
Ratification of Price Waterhouse LLP as independent
  auditors for the Company...............................  24,947,250          46,747

ITEM 5 OTHER INFORMATION

     On July 31, 1998, the Company issued a press release announcing that it had executed an amendment with its banking group which waives all the defaults of the financial covenants of its loan agreement through September 30, 1998. This press release is incorporated herein as Exhibit 99.09. This amendment is incorporated herein as Exhibit 4.20.

                          AMERICAN PAD & PAPER COMPANY

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          4.18           -- Fourth Amendment to the Credit Agreement, dated as of
                            April 6, 1998, among the Company, WR Acquisition, Inc.,
                            American Pad & Paper Company of Delaware, Inc., various
                            Lending Institutions, Bank of Tokyo -- Mitsubishi Trust
                            Company, Bank One, Texas, N.A., The Bank of Nova Scotia
                            and the First National Bank of Boston, as Co-Agents and
                            Bankers Trust Company, as Agent.
          4.19           -- Fifth Amendment to the Credit Agreement, dated as of June
                            30, 1998 among the Company, WR Acquisition, Inc., AP & P
                            Delaware, various Lending Institutions, Bank of
                            Tokyo -- Mitsubishi Trust Company, Bank One, Texas, N.A.,
                            The Bank of Nova Scotia and the First National Bank of
                            Boston, as Co-Agents and Bankers Trust Company, as Agent.
          4.20           -- Sixth Amendment to the Credit Agreement, dated as of July
                            24, 1998 among the Company, WR Acquisition, Inc., AP & P
                            Delaware, various Lending Institutions, Bank of
                            Tokyo -- Mitsubishi Trust Company, Bank One, Texas, N.A.,
                            The Bank of Nova Scotia and the First National Bank of
                            Boston, as Co-Agents and Bankers Trust Company, as Agent.
         10.29           -- Release Agreement with Charles Hanson, III
         10.30           -- Severance Agreement with Charles Hanson, III
         10.31           -- Release Agreement with Russell Gard
         10.32           -- Severance Agreement with Russell Gard
         27.02           -- Financial Data Schedule
         99.09           -- Press Release Regarding Waiver extension on Bank
                            Covenants

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of 1998 and through the date of the filing of this report:

          (1) Current Report on Form 8-K filed May 21, 1998 relating to the Company's May 7, 1998 press release reporting the Company's first quarter 1998 results.

          (2) Current Report on Form 8-K filed June 17, 1998 relating to the Company's June 2, and June 10, 1998 press releases announcing the appointments of James W. Swent, III as Executive Vice President and Chief Financial Officer, and David N. Pilotte as Vice President and Controller.

          (3) Current Report on Form 8-K filed July 22, 1998, relating to the Company's July 9, July 16 and July 20, 1998 press releases . A press release on July 9, 1998 announced the appointment of James W. Swent, III as Chief Executive Officer and Board member, and the appointment of Robert C. Gay as Chairman of the Board. A press release on July 9, 1998 announced that the Company had received a 30 day waiver to its current lending agreement and that based on preliminary second quarter results, the Company was in violation of certain financial covenants of the agreement. A press release on July 16, 1998 reported the Company's second quarter 1998 results. A press release on July 20, 1998 announced the appointment of William L. Morgan as Executive Vice President, Operations.

                          AMERICAN PAD & PAPER COMPANY

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on August 14, 1998 on their behalf by the undersigned thereunto duly authorized.

               /s/ JAMES W. SWENT, III                                      /s/ DAVID N. PILOTTE
-----------------------------------------------------       -----------------------------------------------------
                 James W. Swent, III                                          David N. Pilotte
             Chief Executive Officer and                           Vice President and Corporate Controller
               Chief Financial Officer                                  Principal Accounting Officer
             Principal Financial Officer

                               INDEX TO EXHIBITS

      EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------

          4.18           -- Fourth Amendment to the Credit Agreement, dated as of
                            April 6, 1998, among the Company, WR Acquisition, Inc.,
                            American Pad & Paper Company of Delaware, Inc., various
                            Lending Institutions, Bank of Tokyo -- Mitsubishi Trust
                            Company, Bank One, Texas, N.A., The Bank of Nova Scotia
                            and the First National Bank of Boston, as Co-Agents and
                            Bankers Trust Company, as Agent.
          4.19           -- Fifth Amendment to the Credit Agreement, dated as of June
                            30, 1998 among the Company, WR Acquisition, Inc., AP & P
                            Delaware, various Lending Institutions, Bank of
                            Tokyo -- Mitsubishi Trust Company, Bank One, Texas, N.A.,
                            The Bank of Nova Scotia and the First National Bank of
                            Boston, as Co-Agents and Bankers Trust Company, as Agent.
          4.20           -- Sixth Amendment to the Credit Agreement, dated as of July
                            24, 1998 among the Company, WR Acquisition, Inc., AP & P
                            Delaware, various Lending Institutions, Bank of
                            Tokyo -- Mitsubishi Trust Company, Bank One, Texas, N.A.,
                            The Bank of Nova Scotia and the First National Bank of
                            Boston, as Co-Agents and Bankers Trust Company, as Agent.
         10.29           -- Release Agreement with Charles Hanson, III
         10.30           -- Severance Agreement with Charles Hanson, III
         10.31           -- Release Agreement with Russell Gard
         10.32           -- Severance Agreement with Russell Gard
         27.02           -- Financial Data Schedule
         99.09           -- Press Release regarding waiver extension on Bank
                            Covenants