Form 10-Q
period 1998-09-30
AMERICAN PAD & PAPER CO
filed 1998-11-13
CIK 5588

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

Yes     X                  No


         As of November 13 , 1998, American Pad & Paper Company had 27,724,045 shares of Common Stock outstanding.

===============================================================================

                          AMERICAN PAD & PAPER COMPANY
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of
September 30, 1998 (unaudited) and December 31, 1997....................... 3

Statements of Operations for the three and nine months ended
September 30, 1998 and 1997 (unaudited).................................... 4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1998 and 1997 (unaudited).................................... 5

Notes to Consolidated Financial Statements (unaudited)..................... 6

Item 2 Management's Discussion and Analysis of Financial Condition and
 Results of Operations ................................................... 10

Item 3 Quantitative and Qualitative Disclosures About Market Risk......... 19

PART II OTHER INFORMATION

Item 1 Legal Proceedings.................................................. 20
Item 2 Changes in Securities and Use of Proceeds.......................... 20
Item 3 Defaults Upon Senior Securities.................................... 20
Item 4 Submission of Matters to a Vote of Security Holders................ 20
Item 5 Other Information.................................................. 20
Item 6 Exhibits and Reports on Form 8-K................................... 20

                           PART 1 - FINANCIAL INFORMATION

                          AMERICAN PAD & PAPER COMPANY
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (in thousands, except per share amounts)

                                                    September 30,  December 31,
                                                          1998          1997
                                                   --------------  ------------
                                                     ............    ..........
ASSETS

Current assets:
  Cash ............................................$       33,228  $      4,855
  Accounts receivable, net ........................        74,203        49,001
  Inventories, net ................................       154,359       129,607
  Refundable income taxes .........................         4,059           751
  Prepaid expenses and other current assets .......         1,402         1,704
  Deferred income taxes ...........................        11,992         2,000
                                                   --------------  ------------
    Total current assets ..........................       250,870       216,291

Property, plant and equipment, net ................       151,390       152,181
Intangible assets, net ............................       233,698       187,080
Other .............................................         2,443         2,729
                                                    -------------  ------------

     Total assets ................................. $     558,281  $    638,401
                                                    =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ............... $       1,021  $      1,538
  Accounts payable ................................        56,356        42,674
  Accrued expenses ................................        40,157        53,329
  Restructuring reserve ...........................         5,741          --
                                                    -------------  ------------
     Total current liabilities ....................        98,051       102,765

Long-term debt ....................................       398,577       412,348
Deferred income taxes .............................        39,477        12,337
Other .............................................         1,630         1,568
                                                    -------------  ------------
   Total liabilities ..............................       537,735       529,018
                                                    -------------  ------------

Commitments and contingencies Stockholders' equity:
  Preferred stock, 150 shares authorized,
   no shares issued and outstanding, respectively
                                                             --             --
  Common stock,  voting,  $.01 par value,  75,000 shares authorized,  27,724 and
   27,436 shares issued
    and outstanding, respectively .................           274           277
  Additional paid-in capital ......................       301,279       301,287
  Accumulated deficit .............................      (272,301      (200,887)
                                                    -------------  ------------

    Total stockholders' equity ....................       100,666        29,263
                                                    -------------  ------------

    Total liabilities and stockholders' equity .... $     558,281  $    638,401
                                                    =============  ============

          See accompanying notes to consolidated financial statements

                          AMERICAN PAD & PAPER COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share amounts)

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                       --------- ---------  --------- ---------
                                          1998      1997      1998       1997
                                       --------- ---------  --------- ---------
                                         .......    ......     ......    ......

Net sales .............................$ 174,160 $ 176,462  $ 482,479 $ 493,455

Cost of sales .........................  156,462   150,204    441,962   407,282
                                       --------- ---------  --------- ---------

   Gross profit .......................   17,698    26,258     40,517    86,173

Operating expenses:

   Selling and marketing ..............    5,569     5,529     15,762    15,624

   General and administrative .........    9,608     6,338     24,313    14,716

   Restructuring charges ..............    5,741      --        5,741      --

   Loss on sales of accounts receivable      858       656      2,319     2,049

   Amortization of intangible assets ..    1,327     1,677      4,522     4,547

   Write-down of intangible assets ....     --        --       41,000      --

   Management fees and services .......      595       593      1,655     4,284
                                       --------- ---------  --------- ---------

Income (loss) from operations .........   (6,000)   11,465    (54,795)   44,953

Other income (expense):

   Interest ...........................  (11,929    (9,848    (33,735   (27,646)

   Other income, net ..................      192       112        207       233
                                       --------- ---------  --------- ---------

Income (loss) before income taxes .....  (17,737)    1,729    (88,323)   17,540

Provision for (benefit from) income tax   (4,343)      778    (16,907)    7,893
                                       --------- ---------  --------- ---------

Net income (loss) .....................$ (13,394)$     951  $ (71,416)$   9,647
                                       ========= =========  ========= =========


Earnings (loss) per share (Basic) .....$    (.48)$    0.03  $   (2.58)$    0.35
                                       ========= =========  ========= =========


Earnings (loss) per share (Diluted) ...$    (.48)$    0.03  $   (2.58)$    0.35
                                       ========= =========  ========= =========

Weighted average number of
   common shares (Basic)                  27,724    27,436     27,713    27,429
                                       ========= =========  ========= =========

Weighted average number of
   common shares (Diluted)
                                          27,724    29,389     27,713    29,382
                                       ========= =========  ========= =========

          See accompanying notes to consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)


                                                             Nine months ended
                                                              September 30,
                                                             1998        1997
                                                          ---------- ----------
                                                            ........    .......

Cash flows from operating activities:
  Net income (loss) ..................................... $  (71,416)$    9,647
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Deferred income taxes................................    (17,148)      --
    Depreciation ........................................     10,241      9,167
    Amortization of goodwill and intangible assets ......      4,522      4,528
    Write-down of intangible assets .....................     41,000       --
    Restructuring charges ...............................      5,741       --
    Amortization of debt issuance costs .................      3,589      1,900
    Loss on sale of assets ..............................        143       --
    Changes in assets and liabilities, net of effects of acquisitions:
       Accounts receivable ..............................     27,202     (9,649)
       Refundable income taxes                                 3,308       --
       Inventories ......................................     24,752    (47,703)
       Prepaid expenses and other .......................       (301)      (798)
       Income tax liability, net ........................        --       6,363
       Accounts payable .................................    (13,682)    15,637
       Accrued expenses .................................     13,173    (20,332)
       Other assets .....................................       (743)     2,139
       Other liabilities ................................        (62)    (1,215)
                                                          ---------- ----------
 Net cash provided by (used in) operating activities.....     30,319    (30,316)
                                                          ---------- ----------

Cash flows from investing activities:
  Purchase of business, including acquisition costs .....       --      (50,666)
  Purchases of property and equipment ...................    (11,343)   (15,448)
  Proceeds from sale of assets ..........................         21      3,286
  Other .................................................        148       --
                                                          ---------- ----------
         Net cash used in investing activities ..........    (11,174)   (62,828)
                                                          ---------- ----------

Cash flows from financing activities:
  Net borrowings on credit agreement and long-term debt .     14,400     99,400
  Repayment of long-term debt ...........................     (1,146)    (1,179)
  Repayment of accounts receivable financing ............     (2,000)    (7,000)
  Debt issuance costs                                         (2,037)      --
  Other                                                           11        307
                                                          ---------- ----------
     Net cash provided by financing activities ..........      9,228     91,528
                                                          ---------- ----------

Net increase (decrease) in cash .........................     28,373     (1,616)

Cash, beginning of period ...............................      4,855      2,290
                                                          ---------- ----------

Cash, end of period ..................................... $   33,228 $      674
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
           (Amounts in thousands, except share and per share amounts)



1.       Organization and Basis of Presentation

         Organization and Basis of Presentation

         American Pad & Paper Company (the "Company") is a holding company, which conducts its operations through American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") and its wholly owned subsidiaries.

     The consolidated financial statements of the Company present the accounts and operations of the Company and its wholly owned subsidiaries. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation, a special purpose corporation used in connection with an accounts receivable based credit facility. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified for comparative purposes. The financial statements as of September 30, 1997 and for the three and nine months ended have been restated to reflect certain adjustments which should have been reported for the three months ended September 30, 1997. With out giving effect to the restatement, basic and diluted earnings per share would have been .06 and .06 respectively for the three months ended
September 30, 1997 and .38 and .36 respectively for the nine months ended September 30, 1997.

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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 1998 and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

         American Pad & Paper Company of Delaware, Inc.

         The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the notes. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholder's equity at September 30, 1998 consists of one hundred shares of $0.01 par value common stock, paid in capital of $202,370 and an accumulated deficit of $173,107 and, in total, is equal to the stockholders' equity of the Company.

                          AMERICAN PAD & PAPER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1998
           (Amounts in thousands, except share and per share amounts)



2.       Accounts Receivable

Accounts receivable consist of the following:

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  -----------
                                                        ..........     ........
Accounts  receivable -- trade, excluding $58,000 and
 $60,000, respectively, which are sold as part of a
 accounts receivable financing facility ............ $      48,933  $    72,975
Accounts receivable - other .........................        2,791        4,022
Less allowance for doubtful accounts and reserves for
 customers deductions, returns and cash discounts ...       (2,723)      (2,794)
                                                     -------------  -----------
                                                     $      49,001  $    74,203
                                                     =============  ===========


3.       Inventories

Inventories consist of the following:

                                                     September 30, December 31,
                                                           1998         1997
                                                      ------------ ------------
                                                        ..........   ..........
Raw materials and semi-finished goods ................$     37,910 $     54,285
Work in process ......................................       6,463        5,600
Finished goods .......................................      87,945      100,480
                                                      ------------ ------------
                                                           132,318      160,365
LIFO reserve .........................................      (2,711)      (6,006)
                                                      ------------ ------------
  ....................................................$    129,607 $    154,359
                                                      ============ ============

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                     September 30, December 31,
                                                           1998         1997
                                                      ------------ ------------
                                                        ..........   ..........

Land .................................................$      7,058 $      7,035
Buildings and leasehold improvements .................      34,306       30,308
Machinery and equipment ..............................     129,621      115,168
Office furniture and fixtures ........................      11,266        9,818
Construction in progress .............................       6,349       15,322
                                                      ------------ ------------
                                                           188,600      177,651
Less accumulated depreciation and amortization .......      36,419       26,261
                                                      ------------ ------------
                                                      $    152,181 $    151,390
                                                      ============ ============

                          AMERICAN PAD & PAPER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1998
           (Amounts in thousands, except share and per share amounts)



5.       Intangible Assets

Intangible assets consist of the following:

                                                     September 30, December 31,
                                                           1998         1997
                                                      ------------ ------------
                                                        ..........   ..........
Goodwill .............................................$    148,460 $    189,861
Intangible assets, principally tradenames ............      43,665       44,284
Debt issuance costs ..................................      20,398       18,369
                                                      ------------ ------------
                                                           212,523      252,514
Less accumulated amortization ........................      25,443       18,816
                                                      ------------ ------------
                                                      $    187,080 $    233,698
                                                      ============ ============

At June 30, 1998, the Company wrote-down certain long-lived assets, primarily goodwill and tradenames associated with its forms business (principally
Shade/Allied) by $41,000 to their net realizable value, as a result of the Company's decision to exit this business in its current form.

6.       Accrued Expenses

Accrued expenses consist of the following:

                                                     September 30, December 31,
                                                           1998         1997
                                                      ------------ ------------
                                                        ..........   ..........
Acquisition integration costs ........................$      6,522 $      8,534
Sales volume discounts ...............................      16,861       11,634
Salaries and wages ...................................       5,927        4,242
Interest .............................................      10,046        5,927
Other ................................................      13,973        9,820
                                                      ------------ ------------
                                                      $     53,329 $     40,157
                                                      ============ ============


7.       Borrowings

     In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit agreement from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under such credit agreement was to be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the credit agreement were also modified as of the end of 1997 and for a period to end in February 1999. In June and July 1998, the Company obtained amendments to its credit agreement waiving all defaults of its financial covenants through September 30, 1998. The Company paid fees and expenses of $1.7 million to its banking group and lawyers in connection with the amendments to the credit agreement.

         On September 30, 1998, the Company amended its credit agreement. The seventh amendment eliminated all prior defaults and reinstated the original $300 million limit under the credit facility. The amendment allows the Company to once again classify the underlying debt as long-term debt in the balance sheet. The restated credit agreement provides for permanent reductions in availability under the facility of $25 million in December 1998, $25 million in December 1999, and $50 million in July 2000. The amended facility matures in July 2001. Fees of $.9 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt, beginning October 1, 1998. The interest rate incurred by the Company will vary each quarter through July 2001 depending on the Company's consolidated debt to EBITDA (earnings before

                          AMERICAN PAD & PAPER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1998
           (Amounts in thousands, except share and per share amounts)

interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) ratio at the beginning of each quarter. The new bank credit amendment requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company posted a positive EBITDA performance of $6.1 million in the quarter, as measured by the bank agreement. The new agreement limits capital expenditures to $3.6 million for the remainder of 1998; $15.0 million for 1999; $15.0 million for 2000; and $7.5 million for the first half of 2001.

8.       Related Party Transactions

         Effective March 31, 1998, the Company loaned $1.0 million to one of its Directors on an interest bearing note receivable. This note accrues interest at 5.89%, compounded annually, and is due on March 31, 2001. Options not yet exercised and 546,385 shares of the Company's common stock owned by this Director secure this note.

9.       Restructuring Charges

         The third quarter restructuring charge of $5.7 million represents part of the previously announced major rationalization plan of the Company's manufacturing operations. The plan includes plant consolidations, equipment rationalization moves, plant/product changes, warehouse consolidations, as well as new distribution centers. The rationalization is expected to result in an 18% reduction in manufacturing space and a net 7% reduction (250 employees, primarily in plant manufacturing) in the workforce. Employee termination costs, including severance and benefits totaled $1.8 million. Additionally, the restructuring reserve includes closing costs to exit facilities of $2.5 million, lease termination costs of $0.5 million, and property taxes after ceasing operations of $0.9 million. As of September 30, 1998, there have been no charges to the restructuring reserve.

         Estimated additional costs of $7.5 million associated with the plan do not qualify for current recognition but will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999.

                          AMERICAN PAD & PAPER COMPANY
     Item 2 Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Overview

         The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. The Company offers a broad assortment of products including writing pads, file folders, envelopes and other paper-based products. Through its Ampad division, the Company is among the largest suppliers of pads and other paper-based writing products, filing supplies, and retail envelopes to many of the largest and fastest growing office products distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded specialty and commodity business envelopes to paper merchants and distributors. The Company believes that its future operating results will not be directly comparable to its historical operating results because of its strategic acquisitions. Certain factors which have affected past and may affect future operating results of the Company are discussed below.

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

         Raw Material. The Company's principal raw material is paper. Certain commodity grades utilized by the Company have shown considerable price volatility since 1992. From May 1997 through October 1997, all but one of the key commodity grades of paper utilized by the Company increased significantly in cost. Due to strategic customer considerations and competitive market conditions, the Company did not begin to recover a significant portion of the increases in paper costs affecting both its divisions until December 1997. The Company continued to implement sales price increases during the first half of 1998. Since October 1997, the key commodity grades of paper utilized by the Company substantially decreased in cost. Recently, the competitive market conditions have necessitated that sales pricing for certain products follow the downward trend in raw material prices. Paper price volatility is expected to continue to have an effect on net sales and cost of sales and there is no assurance that the Company will not be materially affected by future fluctuations in the price of paper. Fluctuations in paper prices can have an effect on quarterly comparisons of the results of operations and financial condition of the Company.

Recent developments

     Management Changes. The Company appointed James W. Swent, III as Executive Vice President and Chief Financial Officer on June 2, respectively. Mr. Swent was previously Chief Executive Officer of Cyrix Corporation, a manufacturer of microprocessors for the PC industry, until its merger with National Semiconductor. In addition, he has held operations and financial executive positions with companies, including Northern Telecom, Rodime PLC and Memorex. On July 8, 1998, the Company appointed Mr. Swent as Chief Executive Officer and a member of its Board of Directors ("Board"). Mr. Swent replaced Charles G. Hanson III who retired from his position as Chairman and Chief Executive Officer and director of the Company. Also, Russel M. Gard stepped down as President and Chief Operating Officer, but will continue his duties as Vice Chairman and a member of the Board. On July 20, 1998, the Company appointed William L. Morgan as Executive Vice President, Operations. Mr. Morgan has 35 years of manufacturing experience ranging from entrepreneurial start-ups to large scale multi-national corporations including Northern Telecom, Texas Instruments, Memorex and Fujitsu. John H. Rodgers has been appointed to the position of Senior Vice President, General Counsel and Secretary.

         On October 14, 1998, the Company announced the resignation of Timothy Needham, President and Chief Operating Officer.

         Company Initiatives/Restructuring. Under the leadership of new management, the Company has begun a review of all operations with the challenge of rebuilding market share, reducing debt and returning the company to profitability. On July 15, 1998, the Board approved the Company's exit from the forms business in its current form which has produced unfavorable margins. As part of the review process, the Company retained the management consulting firm of Bain & Company and the investment banking firm of Goldman, Sachs & Company to assist the Company in evaluating its current position in the marketplace and in setting the Company's long term strategic direction. Goldman Sachs will explore

                          AMERICAN PAD & PAPER COMPANY
     Item 2 Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

external strategic and financial alternatives to maximize shareholder value. Bain & Company will work closely with the Company's customers and suppliers to evaluate core strengths and identify opportunities for improvement and assist the Company to restructure manufacturing to best serve each of the Company's markets.

         The third quarter restructuring charge of $5.7 million represents part of the previously announced major rationalization plan of the Company's manufacturing operations. The plan includes plant consolidations, equipment rationalization moves, plant/product changes, warehouse consolidations, as well as new distribution centers. The rationalization is expected to result in an 18% reduction in manufacturing space and a net 7% reduction (250 employees, primarily in plant manufacturing) in the workforce. Employee termination costs, including severance and benefits totaled $1.8 million. Additionally, the restructuring reserve includes closing costs to exit facilities of $2.5 million, lease termination costs of $0.5 million, and property taxes after ceasing operations of $0.9 million. Estimated capital costs of $2.8 million and one-time implementation costs of $7.5 million that do not qualify for current recognition will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized increase in operating income of $10-12 million.

         Covenant Violations/ Negotiation to Modify Agreement. On September 30, 1998, the Company amended its credit agreement. The seventh amendment eliminated all prior defaults and reinstated the original $300 million limit under the credit facility. The amendment allows the Company to once again classify the underlying debt as long-term debt in the balance sheet. The restated credit agreement provides for permanent reductions in availability under the facility of $25 million in December 1998, $25 million in December 1999, and $50 million in July 2000. The amended facility matures in July 2001. Fees of $.9 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt, beginning October 1, 1998. The interest rate incurred by the Company will vary each quarter through July 2001 depending on the Company's consolidated debt to EBITDA (earnings before interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) ratio at the beginning of each quarter. The new bank credit amendment requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company posted a positive EBITDA performance of $6.1 million in the quarter, as measured by the bank agreement. The new agreement limits capital expenditures to $3.6 million for the remainder of 1998; $15.0 million for 1999; $15.0 million for 2000; and $7.5 million for the first half of 2001.

                          AMERICAN PAD & PAPER COMPANY
     Item 2 Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

Results of Operations

         The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months and nine months ended September 30, 1998 and 1997. The Company's historical results of operations for each of these periods are significantly affected by the results of Shade/Allied, which was acquired on February 11, 1997.

                                         Three months ended  Nine months ended
                                             September 30,     September 30,
           Income Statement Data ......     1998      1997      1998      1997
                                          -------   -------   -------   -------
                                            .....     .....     .....     .....

Net sales ...............................  100.0%    100.0%    100.0%    100.0%
Cost of sales ...........................   89.8%     85.1%     91.6%     82.5%
                                          -------   -------   -------   -------

   Gross profit .........................   10.2%     14.9%      8.4%     17.5%

Operating expenses:
   Selling and marketing ................    3.2%      3.1%      3.3%      3.2%
   General and administrative ...........    5.5%      3.6%      5.0%      3.0%
   Loss on sale of accounts receivable ..    0.5%      0.4%      0.5%      0.4%
   Amortization of intangible assets ....    0.8%      1.0%      0.9%      0.9%
   Restructuring charges ................    3.3%      0.0%      1.2%      0.0%
   Write-down of intangible assets ......    0.0%      0.0%      8.5%      0.0%
   Management fees and services .........    0.3%      0.3%      0.3%      0.9%
                                          -------   -------   -------   -------
    Income (loss) from operations .......   -3.4%      6.5%    -11.3%      9.1%

Other income (expense):
   Interest .............................   -6.8%     -5.6%     -7.0%     -5.6%
                                          -------   -------   -------   -------
Income (loss) before income taxes .......  -10.2%      0.9%    -18.3%      3.5%
Provision for (benefit from) income taxes   -2.5%      0.4%     -3.5%      1.6%
                                          -------   -------   -------   -------
Net income (loss) .......................   -7.7%      0.5%    -14.8%      1.9%
                                          =======   =======   =======   =======

                          AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         Net Sales for the three months ended September 30, 1998 decreased by $2.3 million, or 1.3%, to $174.2 million from $176.5 million for the three months ended September 30, 1997. The net sales decrease is comprised of a $2.0 million increase in sales, principally due to favorable mix, partially offset by an unfavorable volume variance. The increased sales were primarily in the contract stationer and superstore channels. This increase was more than offset by a $4.3 million increase in customer incentives. The increased customer incentives are due to additional rebate programs caused by more competitive pricing, changing product mix, higher volumes resulting in certain customers reaching the next incentive tier level and write-offs related to the loss of certain unprofitable forms business and a major customer.

     Gross Profit for the three months ended September 30, 1998 decreased by $8.6 million, or 32.7%, to $17.7 million from $26.3 million for the three months ended September 30, 1997. Gross profit margin decreased to 10.2% for the three months ended September 30, 1998 from 14.9% for the three months ended September 30,1997. The decrease in gross profit margin is primarily attributable to higher unit production costs due to underutilized capacity resulting from the Company's efforts to reduce its inventory, a reduction in selling margins due to competitive pricing pressures, and the lower sales. In addition, the third quarter of 1998 includes approximately $2.9 million of charges for additional obsolescence reserves.

     Selling and marketing expenses for the three months ended September 30, 1998 increased to $5.6 million, or 3.2% of sales from $5.5 million or 3.1% for the three months ended September 30, 1997.

         General and administrative expenses for the three months ended September 30, 1998 increased to $9.6 million from $6.3 million for the three months ended September 30, 1997, an increase of $3.3 million. This increase is primarily attributable to $2.2 million of severance and consulting costs paid to certain former executives of the company and $1.4 million of Bain & Company consulting fees related to work on the Company's restructuring.

         Restructuring charges for the three months ended September 30, 1998 of $5.7 million represents part of the previously described major rationalization plan of the Company's manufacturing operations.

         Losses on sales of accounts receivable for the three months ended September 30, 1998 increased to $0.9 million from $0.7 million for the three months ended September 30, 1997 due primarily to a higher average level of accounts receivable sold to the third party trust in the third quarter of 1998.

         Goodwill and intangible asset amortization expense for the three months ended September 30, 1998 decreased to $1.3 million from $1.7 million for the three months ended September 30, 1997, an decrease of $0.4 million primarily due to the write-off of the Shade/Allied goodwill in the second quarter of 1998.

     Management fees and services expense for the three months ended September 30, 1998 amounted to $0.6 million as compared to $.6 million for the three months ended September 30,1997.

         Interest expense for the three months ended September 30, 1998 increased to $11.9 million from $9.8 million for the three months ended September 30, 1997, an increase of $2.1 million. Of this increase, $0.2 million is attributable to increased debt levels, $0.8 million is attributable to increased interest rates and $1.1 million is attributable to the amortization of fees paid in connection with amendments to the credit agreement obtained in February and July 1998 and other costs.

     The income tax provision for the three month period ended September 30, 1998 reflects an effective tax rate of 24.5% versus an effective tax rate of 45.0% for the three month period ended September 30, 1997. Due to the expected lower operating results for 1998 and higher non-deductible expenses as a result of the write-down of intangible assets associated with the decision to exit the Shade/Allied continuous forms business, the Company lowered its effective income tax rate in 1998.

                          AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         Net Sales for the nine months ended September 30, 1998 decreased by $11.0 million, or 2.2%, to $482.5 million from $493.5 million for the nine months ended September 30, 1997. This net sales decrease is comprised of a $6.2 million increase in sales offset by a $16.9 million increase in customer incentives and a $0.3 million increase in cash discounts. The net sales increase is primarily attributable to favorable mix and price variances and owning Shade/Allied ($3.3 million) for nine months of 1998 versus only seven and a half months in the same period in 1997, partially offset by unfavorable volumes variance. The sales increase occurred primarily in the contract stationer and mass market channels. The increased customer incentives are due to additional rebate programs caused by more competitive pricing, changing product mix, higher volumes resulting in certain customers reaching the next incentive tier level and write-offs related to the loss of certain unprofitable forms business and a major customer.

         Gross Profit for the nine months ended September 30, 1998 decreased by $45.7 million, or 53.0%, to $40.5 million from $86.2 million for the nine months ended September 30, 1997. Gross profit margin decreased to 8.4% for the nine months ended September 30, 1998 from 17.5% for the nine months ended September 30, 1997. The decrease in gross profit margin is primarily attributable to higher unit production costs due to underutilized capacity resulting from the Company's efforts to reduce its inventory, a reduction in selling margins due to competitive pricing pressures, and the lower sales. In addition, the second quarter of 1998 included approximately $7.5 million of charges resulting from reevaluating certain inventories based on changes in current market conditions and accruals for workers' compensation and property tax and the third quarter of 1998 includes approximately $2.9 million of charges for additional obsolescence reserves.

         Selling and marketing expenses for the nine months ended September 30, 1998 increased to $15.8 million, or 3.3% of sales, from $15.6 million, or 3.2% of sales, for the nine months ended September 30, 1997. The increase of $0.2 million, or 0.1% of sales was comprised primarily of severance costs and increased commissions related to the higher gross sales.

         General and administrative expenses for the nine months ended September 30, 1998 increased to $24.3 million from $14.7 million for the nine months ended September 30,1997, an increase of $9.6 million. This increase is primarily attributable to $2.2 million of severance and consulting costs paid to certain former executives of the company, $1.9 million of Bain & Company consulting fees related to work on the Company's restructuring, the Company's second quarter reevaluation of certain assets which resulted in $1.7 million of current charges for additional allowance for doubtful accounts stemming from customer deductions and one time severance and litigation costs of $1.3 million. Of the remainder of the increase, $0.1 million is attributable to owning Shade/Allied for the full first half of 1998 versus only four and a half months in the same period in 1997 and one time charges associated with centralizing certain functions in Dallas.

         Restructuring charges for the nine months ended September 30, 1998 of $5.7 million represents part of the previously announced major rationalization plan of the Company's manufacturing operations.

         Losses on sales of accounts receivable for the nine months ended September 30, 1998 increased to $2.3 million from $2.0 million for the nine months ended September 30, 1997 due primarily to a higher average level of accounts receivable sold to the third party trust in 1998 and slightly higher average interest rates.

         Goodwill and intangible asset amortization expense for the nine months ended September 30, 1998 of $4.5 million remained unchanged from the nine months ended September 30, 1997.

         Write-down of Intangible Assets expense of $41.0 million for the nine months ended September 30,1998 reflects a write-off of goodwill and a write-down of intangible assets associated with the Shade/Allied continuous forms business resulting from the Company's decision to exit the forms business in its current form.

                           AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

         Management fees and services expense for the nine months ended September 30, 1998 amounted to $1.7 million as compared to $4.3 million for the nine months ended September 30, 1997. The change in management fees is due primarily to a one-year non-recurring consulting agreement with the former president of Niagara, which expired June 30, 1997.

         Interest expense for the nine months ended September 30,1998 increased to $33.7 million from $27.6 million for the nine months ended September 30, 1997, an increase of $6.1 million. Of this increase, $3.0 million is attributable to increased debt levels, $1.4 million is attributable to increased interest rates and $1.7 million is attributable to amortization of fees paid in connection with amendments to the credit agreement obtained in February and July 1998 and other costs.

     The income tax provision for the nine month period ended September 30, 1998 reflects an effective tax rate of 19.1% versus an effective tax rate of 45.0% for the nine month period ended September 30, 1997. Due to the expected lower operating results for 1998 and higher non-deductible expenses as a result of the write-down of intangible assets associated with the decision to exit the Shade/Allied continuous forms business, the Company lowered its effective income tax rate in 1998.

Known Trends and Seasonality

         The Company experiences some seasonality in its business operations. During the Company's third and fourth quarters, net sales tend to be higher than in the first and second quarters due to sales of back-to-school, seasonal greeting card and tax filing products.

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

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 1998 was $30.3 million as compared to net cash used by operating activities for the nine months ended September 30, 1997 of $30.3 million. This increase is primarily the net result of the following: (i) cash used by the net loss of $23.3 million after adjustment for non-cash expenses, (ii) a decrease in accounts receivable of $27.2 million as a result of improving days sales outstanding in receivables, (iii) a decrease in inventories of $24.8 million,
(iv) a reduction of accounts payable of $13.7 million, and (v) a net change in all other assets and liabilities of $15.3 million.

         Cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $11.2 million and $62.8 million, respectively. The nine months ended September 30, 1998 use was due to the purchase of equipment, principally production equipment. The nine months ended September 30, 1997 use was due to the Shade/Allied acquisition of $50.7 million and purchases of equipment of $15.4 million.

         Net cash provided by financing activities during the first nine months of 1998 and 1997 was $9.2 million and $91.5 million, respectively. Net cash provided during the nine months ended September 30, 1998 resulted from the net of the repayment of $2.0 million in financing outstanding under the accounts receivable credit facility, $1.1 million of repayment of long-term debt, payment of fees in connection with amendments to the bank credit agreement of $2.0 million and borrowings of $14.4 million under the bank credit agreement. During the nine months ended September 30, 1997, the Company borrowed $99.4 million to finance (i) repayment of $7.0 million in financing outstanding under its accounts receivable credit facility, (ii) the acquisition of Shade/Allied, (iii) the purchases of equipment and (iv) its working capital needs.

                          AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

         A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate cap to reduce the impact from a rise in interest rates.

         In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit agreement from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under such credit agreement was to be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the credit agreement were also modified as of the end of 1997 and for a period to end in February 1999. In June and July 1998, the Company obtained amendments to its credit agreement waiving all defaults of it financial covenants through September 30, 1998. The Company paid fees and expenses of $1.7 million to its banking group and lawyers in connection with the amendments to the credit agreement.

         On September 30, 1998, the Company amended its credit agreement. The seventh amendment eliminated all prior defaults and reinstated the original $300 million limit under the credit facility. The amendment allows the Company to once again classify the underlying debt as long-term debt in the balance sheet. The restated credit agreement provides for permanent reductions in availability under the facility of $25 million in December 1998, $25 million in December 1999, and $50 million in July 2000. The amended facility matures in July 2001. Fees of $.9 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt, beginning October 1, 1998. The interest rate incurred by the Company will vary each quarter through July 2001 depending on the Company's consolidated debt to EBITDA (earnings before interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) ratio at the beginning of each quarter. The new bank credit amendment requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company posted a positive EBITDA performance of $6.1 million in the quarter, as measured by the bank agreement. The new agreement limits capital expenditures to $3.6 million the remainder of 1998; $15.0 million for 1999; $15.0 million for 2000; and $7.5 million for the first half of 2001.

         The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries. In turn, such performance will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

     Although there can be no assurance, management believes that, based upon cash on hand of $33.2 million at September 30, 1998, estimates of current and future operations, and other available sources of funds, including availability under the bank credit agreement and the accounts receivable facility at September 30, 1998 of $15.7 million, its finances will be adequate for 1998 and 1999 to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures of approximately $3.6 million during the remainder of 1998, and to meet working capital requirements.

Year 2000 Issue

         The Year 2000 issue is the result of date-sensitive devices, systems and computer programs which were deployed using only two digits, rather than four, to represent the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

         The Company recognizes the need to ensure that its operations and relationships with vendors, customers and other parties will not be adversely impacted by software or other processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of the Company's computer applications and systems require modification in order to render these systems Year 2000 compliant. Failure by the Company to timely resolve Year 2000 issues could result, in the worst case, in an inability of the Company to manufacture and distribute its product to customers and process its daily business for some period of time. However, based on the progress made to

                          AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

date in its Year 2000 remediation plan, the Company believes the worst case scenario is unlikely. Failure to address Year 2000 issues by one or more third party service providers on whom the Company relies could also result, in a worst case scenario, in some business interruption. The amount of lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the period of time over which the failure goes uncorrected and the breadth of its impact.

         The Company has recently purchased a new certified Year 2000 compliant version of its existing software to upgrade critical manufacturing, distribution, and financial applications. The upgrade is scheduled for completion and full installation by December 31, 1999. While the primary purpose of the software upgrade is to modernize and improve the Company's operations, it is also expected to resolve any Year 2000 issues in these critical computer systems. Costs to acquire the software and related hardware are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs to implement the upgrade and other costs relating to Year 2000 readiness are being expensed as incurred as required by generally accepted accounting principles. Through September 30, 1998, capital expenditures to purchase software and related hardware total $1.5 million and non-capital expenditures for Year 2000 readiness are approximately $140,000. To complete Year 2000 readiness, $.5 million of capital expenditures will be incurred to complete the purchase of the software and related hardware and approximately $1.5 -2.0 million is expected to be spent through 1999 for implementation of the upgraded software, consultant costs and other Year 2000 readiness costs. The Company will fund these expenditures through its operating cash flow. At this time, other than the cost of implementing its new information system, the Company does not believe that the costs of addressing the Year 2000 issue will be material. The Company has increased its overall information systems budget to accommodate the implementation of the upgraded software and Year 2000 compliance projects and has not delayed other critical information systems work due to its Year 2000 efforts.

         In addition to the software upgrade, a Company-wide committee of senior executives representing all functional areas has been established to identify, evaluate and initiate corrective actions in order to achieve Year 2000 readiness. The committee has completed the process of taking the relevant inventory, assessing risk and assigning priorities to various tasks and performing limited internal tests relative to the Company's critical functions. The committee determined that the Company's primary hardware and operating systems, which were installed in 1997, and the program supporting the Company's electronic data interchange are already Year 2000 compliant. With regard to the Company's manufacturing and other non-IT readiness for Year 2000, the Committee has not identified any issues that would have a material, adverse impact on the Company's operations' processes. The committee has developed contingency plans for the Company's critical information system which primarily consist of making its existing information system Year 2000 compliant in the event that the software upgrade is not completed by the scheduled date. In addition, contingency plans have included the development of manual intervention processes for critical functions. The committee's expectation is that the remedial tasks relative to the Company's critical functions will be completed by June 30, 1999 and that full integrated testing will be completed by December 31, 1999. In addition, the committee has requested and received documentation from all key customers, suppliers and other business partners that their organizations will be ready for the year 2000. While the Company cannot warrant that all the systems of our business partners will be Year 2000 compliant, based on currently available information, the Company expects no business interruptions due to non-compliance by any particular entity.

         There can be no assurance that the Company will be able to complete the installation of the upgraded software and all of the remedial tasks in the required time frame, that unanticipated events will not occur, that the Company will be able to identify all Year 2000 issues before the problems manifest themselves, that third party systems will be Year 2000 compliant and that Company's estimate of Year 2000 costs will not require revision if unanticipated adverse developments occur. However, management believes the Company is taking adequate action to address Year 2000 issues. Based on a current assessment of risks relating to its Year 2000 readiness, the Company does not believe Year 2000 issues will materially affect future financial results or operating performance.

                          AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

Inflation

         The Company believes that inflation has not had a material impact on its results of operations for the nine months ended September 30,1998 and 1997.

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

Forward-Looking Statements

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which (including the Company's restructuring plan) are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1. Changes in economic conditions, in particular those, which affect the retail and wholesale office product markets. 2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.
3. Changes in senior management or control of the Company.
4. Inability to obtain new customers or retain existing ones.
5. Significant changes in competitive factors, including product pricing conditions, affecting the Company.
6. Governmental/regulatory actions and initiatives, including, those affecting financings.
7. Significant changes from expectations in actual capital expenditures and operating expenses.
8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.
9. Significant changes in rates of interest, inflation or taxes. 10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
11. Changes in accounting principles and/or the application of such principles to the Company.
12. Timely resolution of Year 2000 issues by the Company and its customers and suppliers.

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

                          AMERICAN PAD & PAPER COMPANY
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                   (continued)

ITEM 3            Quantitative and Qualitative Disclosures about Market Risk

As part of its Bank Credit Agreement, the Company was required to purchase an interest rate cap of $100 million for a nominal rate. The premium paid for the interest rate cap agreement is amortized as interest expense over the term of the agreement. The amounts concerned are immaterial to both the financial position and operations of the Company.

                          AMERICAN PAD & PAPER COMPANY

                            PART II OTHER INFORMATION


ITEM 1            Legal Proceedings

         As reported in the Company's Form 10-Q for the quarter ended June 30, 1998, between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on June 29, 1998. Motions to dismiss have been filed in the consolidated cases but briefing will not be concluded until January 1999. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

ITEM 2            Changes in Securities and Use of Proceeds

         During the period, in partial consideration for their agreement to serve as employees and executive officers of the Company, three newly hired executives were granted options, with effective dates of September 3, 1998 and September 21, 1998 to purchase an aggregate of 900,000 shares of the Company's common stock, par value $.01, at a weighted average price of approximately $2.05 per share. The above described transactions were exempt from registration under the Securities Act pursuant to Section 4 (2) of the Securities Act as transactions not involving any public offering.

ITEM 3            Defaults Upon Senior Securities
                  None

ITEM 4            Submission of Matters to a Vote of Security Holders
                  None

ITEM 5            Other Information
                  None

ITEM 6            Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit No.                          Description of Exhibit

4.21 Seventh Amendment to the Credit Agreement, dated as of September 30, 1998 among the Company, WR Acquisition, Inc., AP & P Delaware, various Lending Institutions, Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent.

27.03             Financial Data Schedule

99.017 Press release on November 10, 1998 announced that the Company will close its plant in Kosciusko, Mississippi.

                         AMERICAN PAD & PAPER COMPANY

                            PART II OTHER INFORMATION
                                  (continued)

(b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the third quarter of 1998 and through the date of the filing of this report:

(1) Current Report on Form 8-K filed September 1,1998 relating to the Company's August 17 and August 18, 1998 press releases. A press release on August 17, 1998 announced the Company's first step in its restructuring plan. A press release on August 18, 1998 announced the Company's appointment of John Hill to the position of Vice President of the Ampad Division.

(2) Current Report on Form 8-K filed October 15, 1998 relating to the Company's September 30, October 7, and October 14, 1998 press releases. A press release on September 30, 1998 announced that the Company's lending group amended the original lending agreement. A press release on October 7, 1998 announced an update of the Company's restructuring plans. A press release on October 14, 1998 announced the resignation of Timothy Needham, President and Chief Operating Officer.

(3) Current Report on Form 8-K filed October 26, 1998 relating to the Company's October 15 and October 16, 1998 press releases. A press release on October 15, 1998 announced the Company's third quarter and year-to-date results. A press release on October 16, 1998 announced the Company's appointments of John
                  H. Rodgers to Senior Vice President, General Counsel and Secretary, Mark S. Lipscomb to Vice President Corporate Communications, Patrick D. "Dan" Lane to Treasurer, Robert D. Dunn to Vice President, Corporate Development and Planning, and Deborah A. Garrett to Vice President, Human Resources.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on November 13, 1998 on their behalf by the undersigned thereunto duly authorized.




/s/ James W. Swent, III                            /s/ David N. Pilotte
----------------------------            ----------------------------------------
James W. Swent, III                                    David N. Pilotte
Chief Executive Officer and             Vice President and Corporate Controller
Chief Financial Officer                        Principal Accounting Officer
Principal Financial Officer

                                INDEX TO EXHIBITS


EXHIBT NO     DESCRIPTION OF EXHIBIT
----------    -----------------------------------------------------------------
    ......
     4.21     Seventh Amendment to the Credit  Agreement,  dated as of September
              30, 1998 among the Company, WR Acquisition, Inc., AP & P Delaware, various Lending Institutions, Bank of Tokyo-Mitsubishi Trust
              Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
              First National Bank of Boston, as Co-Agents and Bankers Trust
              Company, as Agent.

     27.03    Financial Data Schedule

    99.017 Press release on November 10, 1998 announced that the Company will close its plant in Kosciusko, Mississippi.