Form 10-Q/A
period 1998-09-30
AMERICAN PAD & PAPER CO
filed 1998-11-16
CIK 5588

FORM 10-Q/A

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

                          PART 1 - FINANCIAL INFORMATION

                          AMERICAN PAD & PAPER COMPANY
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (in thousands, except per share amounts)

                                                    September 30,  December 31,
                                                          1998          1997
                                                   --------------  ------------
                                                     ............    ..........
ASSETS

Current assets:
  Cash ............................................$       33,228  $      4,855
  Accounts receivable, net ........................        49,001        74,203
  Inventories, net ................................       129,607       154,359
  Refundable income taxes .........................           751         4,059
  Prepaid expenses and other current assets .......         1,704         1,402
  Deferred income taxes ...........................         2,000        11,992
                                                   --------------  ------------
    Total current assets ..........................       216,291       250,870

Property, plant and equipment, net ................       152,181       151,390
Intangible assets, net ............................       187,080       233,698
Other .............................................         2,729         2,443
                                                    -------------  ------------

     Total assets ................................. $     558,281  $    638,401
                                                    =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ............... $       1,021  $      1,538
  Accounts payable ................................        42,674        56,356
  Accrued expenses ................................        53,329        40,157
  Restructuring reserve ...........................         5,741          --
                                                    -------------  ------------
     Total current liabilities ....................       102,765        98,051

Long-term debt ....................................       412,348       398,577
Deferred income taxes .............................        12,337        39,477
Other .............................................         1,568         1,630
                                                    -------------  ------------
   Total liabilities ..............................       529,018       537,735
                                                    -------------  ------------

Commitments and contingencies Stockholders' equity:
  Preferred stock, 150 shares authorized,
   no shares issued and outstanding, respectively
                                                             --             --
  Common stock,  voting,  $.01 par value,  75,000
   shares authorized,  27,724 and
   27,436 shares issued
    and outstanding, respectively .................           277           274
  Additional paid-in capital ......................       301,287       301,279
  Accumulated deficit .............................      (272,301)     (200,887)
                                                    -------------  ------------

    Total stockholders' equity ....................        29,263       100,666
                                                    -------------  ------------

    Total liabilities and stockholders' equity .... $     558,281  $    638,401
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