Form 10-K
period 1998-12-31
AMERICAN PAD & PAPER CO
filed 1999-03-29
CIK 5588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998

                           Commission file number 1-11803

                          AMERICAN PAD & PAPER COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                       04-3164298
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)        Identification No.)

17304 PRESTON ROAD, SUITE 700, DALLAS,        75252-5613
                  TX                          (Zip Code)
    (Address of principal executive
               offices)

                            ------------------------

         Registrant's telephone number, including area code: (972) 733-6200

            Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

            Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

    Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 9, 1999, there were 27,724,045 outstanding shares of American Pad & Paper Company common stock and the aggregate market value of the common stock of American Pad & Paper Company held by non-affiliates was approximately $24.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Proxy Statement for April 27, 1999 Annual Meeting of Stockholders: Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

ITEM                                                                                                                PAGE
---------                                                                                                          -----
                                                          PART I

       1.  Business............................................................................................         11

           Recent Developments.................................................................................         12

       2.  Properties..........................................................................................         20

       3.  Legal Proceedings...................................................................................         21

       4.  Submission of Matters to a Vote of Security Holders.................................................         22

                                                          PART II

       5.  Market of Registrant's Common Equity and Related Stockholder Matters................................         23

       6.  Selected Financial Data.............................................................................         24

       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............         26

      7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................         36

       8.  Financial Statements and Supplementary Data.........................................................         36

       9.  Changes in and Disagreements on Accounting and Financial Disclosure.................................         37

                                                         PART III

      10.  Directors and Executive Officers of the Registrant..................................................         37*

      11.  Executive Compensation..............................................................................         37*

      12.  Security Ownership of Certain Beneficial Owners and Management......................................         37*

      13.  Certain Relationships and Related Transactions......................................................         37*

                                                          PART IV

      14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K....................................         37

Signatures ....................................................................................................         68

------------------------

* Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement for the April 27, 1999, Annual Meeting of Stockholders.

    American Pad & Paper Company (the "Company") is a holding company with no separate operations. At March 9, 1999, the Company had 27,724,045 shares of outstanding common stock traded on the National Association of Security Dealers Over-the-Counter Bulletin Board System. The Company owns 100% of the outstanding common shares of WR Acquisition, Inc. ("WR Acquisition"). WR Acquisition is also a holding company with no separate operations. WR Acquisitions owns 100% of the outstanding common shares of American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware"). Although additional wholly owned subsidiaries of AP&P Delaware are maintained, AP&P Delaware is the primary operating company in which all significant operations of the Company take place. AP&P Delaware has $130 million of 13% Senior Subordinated Notes ("Notes") outstanding. The Company has followed full push-down accounting for the financial statements of AP&P Delaware such that the only differences between the Company and AP&P Delaware relate to the capital structure just described.

ITEM 1  BUSINESS

GENERAL

    The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. Through its AMPAD division, the Company is among the largest manufacturers of writing pads and notebooks, filing supplies, retail envelopes and machine papers to many of the largest office products retailers and distributors. Established in 1888, the Company's AMPAD division has been a leading supplier of pads and other paper-based writing products throughout its history. Acquired in October 1995, the Company's Williamhouse division is the leading supplier of mill branded, specialty and commodity business envelopes and machine papers to paper merchants/distributors and jobbers. The Company maintains several nationally-recognized brand names such as AMPAD-REGISTERED TRADEMARK-, CENTURY-TM-, EMBASSY-REGISTERED TRADEMARK-, EVIDENCE-REGISTERED TRADEMARK-, GOLD-FIBRE-TM-, HUXLEY-TM-, KAROLTON-REGISTERED TRADEMARK-,
KENT-REGISTERED TRADEMARK-, PEEL & SEEL-REGISTERED TRADEMARK-, SCM-TM-, WILLIAMHOUSE-TM- and WORLD FIBRE-TM-.

    Since the mid-1980s, the office products industry has experienced significant changes in the channels through which office products are distributed. Such changes include the emergence of new channels including national office products superstores, national contract stationers and mass merchandisers, and consolidation within these and other channels. The channels through which office products are distributed from the manufacturer to the end-user include retail channels such as national office products superstores, mass merchandisers and warehouse clubs; commercial channels such as national contract stationers; paper merchants/distributors and jobbers; and other channels such as regional distributors, school campuses and direct mail.

HISTORY

    From 1986 to 1992, AMPAD operated as a subsidiary of Mead Corporation ("Mead"). In July 1992, the Company acquired AMPAD from Mead in an acquisition led by Bain Capital, Inc. ("Bain Capital") and former senior management. Since the acquisition, management has enhanced the Company's scale, broadened its product line, expanded upon its national presence and strengthened its distribution capabilities through acquisition and innovation while simultaneously delivering higher customer service levels.

    In July 1994, the Company acquired the assets and assumed certain liabilities of SCM, one of the industry leaders in hanging files and writing products. In August 1995, the Company acquired certain file folder and file product lines of American Trading and Production Corporation's ("Atapco") Globe-Weis-Registered Trademark- office products division. Prior to the acquisition, Atapco was one of the leading providers of file folders and hanging files to office product superstores. The acquisitions of the SCM-TM- and Globe-Weis-Registered Trademark- product lines further strengthened the Company's position in the filing supplies and writing products categories.

    In October 1995, the Company acquired WR Acquisition and its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc. (collectively referred to as "Williamhouse"). Williamhouse is a leading supplier to many of the largest national, regional, and independent paper merchants/distributors and jobbers. Williamhouse also includes the Creative Card operations. Creative Card is an industry leader in design and publishing of boxed holiday greeting cards, all occasion greeting cards, social and business announcements, wedding invitations and pre-printed papers for desktop publishing. The Company's management identified the Regency Division of Williamhouse as a nonstrategic asset following the Williamhouse acquisition and, in June 1996, completed the sale of the Regency Division.

    In June 1996, the Company acquired Niagara Envelope Company, Inc. ("Niagara"). Niagara supplies mill branded, specialty and commodity envelopes to paper merchants/distributors through four manufacturing facilities located near Buffalo, Chicago, Dallas and Denver.

    In February 1997, the Company acquired Shade/Allied, Inc. ("Shade/Allied"). Shade/Allied supplied continuous forms to paper merchants/distributors and retail customers through four manufacturing facilities located near Green Bay, Seattle, Atlanta and Philadelphia. In July 1997, the Atlanta facility was closed, and in September 1997, the Seattle facility's lease was terminated. In November 1998, the remaining operations of Shade/Allied were combined with similar manufacturing operations of AMPAD.

    Although the Company regularly engages in discussions with companies regarding potential acquisitions, it currently does not have any agreements or understandings relating to any future acquisitions. The terms of the Company's revolving credit facility currently restrict the Company from any acquisitions of businesses without the formal approval of the Company's banking group.

RECENT DEVELOPMENTS

    MANAGEMENT CHANGES. On June 2, 1998, the Company appointed James W. Swent III as Executive Vice President and Chief Financial Officer. Mr. Swent was previously Chief Executive Officer of Cyrix Corporation, a manufacturer of microprocessors for the PC industry, until its merger with National Semiconductor. In addition, he has held operations and financial executive positions with other companies, including Northern Telecom, Rodime PLC and Memorex.

    On July 7, 1998, the Company appointed Mr. Swent as Chief Executive Officer and a member of its Board of Directors ("Board"). As Chief Executive Officer, Mr. Swent replaced Charles G. Hanson III who resigned from his position as Chairman and Chief Executive Officer and director of the Company. Robert C. Gay, who had been a director of the Company since 1992 and who is Managing Director of Bain Capital became Chairman of the Board. Also, Russell M. Gard stepped down as President and Chief Operating Officer, but continues his duties as Vice Chairman and a member of the Board.

    On July 20, 1998, the Company appointed William L. Morgan as Executive Vice President, Operations. Mr. Morgan has 35 years of manufacturing experience ranging from entrepreneurial start-ups to large-scale multi-national corporations including Northern Telecom, Texas Instruments, Memorex and Fujitsu.

    On September 3, 1998, John H. Rodgers was appointed to the position of Senior Vice President, General Counsel and Secretary. Before joining the Company, Mr. Rodgers was with The Southland Corporation where he held several key executive positions including Executive Vice President, Chief Administrative Officer, and General Counsel over a twenty year career. Timothy Needham, President and Chief Operating Officer, resigned from the Company effective October 31, 1998.

    On December 1, 1998, the Company named James V. Heim as President of its AMPAD division. Mr. Heim joined the Company from American Safety Razor where he was Senior Vice President, responsible for all aspects of marketing, sales and manufacturing. Prior to American Safety Razor, Mr. Heim held the position of Senior Vice President of Sales and General Manager positions with Maybelline/Cosmair, and senior marketing and sales positions with both Polaroid and Procter & Gamble.

    On March 17, 1999, the Company appointed James W. Swent III as Co-Chairman of the Board with Mr. Gay. Also, John H. Rodgers and Jeffery K. Hewson were appointed to the Board of Directors replacing Jonathan S. Lavine and filling a newly created vacant position. Mr. Hewson has held executive positions including President of the Beckley Cardy Group, Chief Executive Officer of United Stationers, Inc., President of ACCO World Corporation--U.S. Division and Canada, and is a director of ISA International, a publicly held company in Great Britain.

    COMPANY INITIATIVES/RESTRUCTURING. Under the leadership of new management, the Company performed a review of all operations with the goals of rebuilding market share, reducing debt and returning the Company to profitability.

    On September 1, 1998, the Company announced a plan to rationalize its manufacturing operations. The plan includes plant consolidations, equipment moves, plant/product changes, warehouse consolidations, and the addition of new distribution centers. The rationalization is expected to result in an approximate 14-18% reduction in manufacturing space and a net 7% reduction (approximately 250 employees, primarily in manufacturing) in the workforce. The third quarter restructuring charge of $5.7 million represents part of the Company's rationalization plan and includes employee termination costs, including severance and benefits totaling $1.8 million, costs to exit facilities of $2.5 million, lease termination costs of $500,000 and property taxes after ceasing operations of $900,000. In addition, in 1998, the Company recorded $0.9 million of one-time implementation costs associated with the rationalization plan in cost of sales. These expenses represent professional consulting fees, costs to move equipment and efficiency costs. Estimated capital expenditures of $2.8 million and one-time implementation costs of $6.6 million that do not qualify for current recognition will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $10.0 million.

    COVENANT VIOLATIONS/AMENDMENTS TO REVOLVING CREDIT FACILITY. As a result of the second quarter 1998 loss, the Company was in default of certain covenants based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) levels at June 30, 1998. On September 30, 1998, the Company amended its revolving credit facility to eliminate all prior defaults and reinstate the original $300.0 million available under the credit facility. The amended credit facility provided for permanent reductions in availability of $25.0 million in December 1998 and 1999 and $50.0 million in July 2000. Fees of $1.0 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt. This amendment also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 and through February 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

    On March 5, 1999, the Company again amended its revolving credit facility. The amendment rescheduled the $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998, and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000.

COMPETITIVE STRENGTHS

    The combination of the Company's products and customers distinguishes it as a leading manufacturer and marketer of paper-based office products (excluding copy paper) in North America. The Company attributes this position to the following competitive strengths:

    - MARKET LEADER. The Company believes it is a market leader in core products sold to customers in the largest office products channels by offering one of the broadest assortments of high quality products in the industry. Furthermore, the Company enjoys national brand awareness in many of its product lines, including AMPAD-REGISTERED TRADEMARK-, CENTURY-TM-, EMBASSY-REGISTERED TRADEMARK-, EVIDENCE-REGISTERED TRADEMARK-, GOLD-FIBRE-TM-, HUXLEY-TM-, KAROLTON-REGISTERED TRADEMARK-, KENT-REGISTERED TRADEMARK-, PEEL & SEEL-REGISTERED TRADEMARK-, SCM-TM-, WILLIAMHOUSE-TM- and WORLD FIBRE-TM-.

    - WELL-POSITIONED AND DIVERSIFIED CUSTOMER BASE. The Company believes it has substantial opportunities for growth within several distribution channels of the office products industry. The Company maintains strong relationships with a combination of national, regional, and independent paper merchants throughout the country. The Company also maintains strong customer relationships across all of the office products distribution channels, including superstores, contract stationers, mass merchandisers, warehouse clubs, office products wholesalers and independent dealers.

    - NATIONAL SCALE AND SERVICE CAPABILITY. The Company's extensive product line, multiple brands and broad price point coverage provide significant advantages and economies of scale in selling to and servicing its customers. The Company is an important strategic partner to its customers as they seek higher value-added products, simplify their purchasing organizations and consolidate their relationships among selected national suppliers. The Company's national presence and network of 16 strategically located manufacturing and distribution facilities have enabled it to maintain rapid and efficient order fulfillment standards. In addition, the Company's advanced Electronic Data Interchange ("EDI") capabilities enable it to meet its customers' EDI requirements, executing automated transactions rapidly, efficiently and accurately.

    - LOW-COST MANUFACTURER. The Company believes completion of its rationalization plan will make it among the lowest-cost manufacturers of paper-based office products in the industry.

    - PURCHASING ADVANTAGES. The Company has strong relationships with most of the country's largest paper mills, many of which have been conducting business with the Company for more than 30 years. The Company is one of the largest purchasers of the principal paper grades used in its manufacturing operations. In addition, the Company has the largest number of designated mill relationships which involve some of the largest and most recognized paper mill brands such as Hammermill, Fox River, Gilbert, Neenah and Strathmore.

GROWTH STRATEGY

    The Company's strategy includes the following:

    - RETURN TO PROFITABILITY. The Company plans to return to profitability by being among the lowest cost producers after completion of its rationalization plan; improving asset management, particularly inventory, equipment and receivables; enhanced information systems, including those that increase productivity and provide efficiency; and better communication and coordination both internally and with its customers and vendors.

    - FOCUS ON MARKET GROWTH AND INCREASING MARKET SHARE. The Company serves many of the largest and best positioned customers in the office products market segment including national office products superstores, mass merchandisers and warehouse clubs, national contract stationers and national and regional paper merchants/distributors and jobbers. The Company expects that its national scope and broad product line will be increasingly important in meeting the needs of its customers. The Company will continue to target those customers who are on the forefront of their markets.

    - CONTINUE TO INTRODUCE NEW PRODUCTS. New, higher value-added products give the Company a greater selection to offer its customers and improve product line profitability for both the Company and its customers. The Company plans to differentiate itself from other suppliers and improve profitability through product innovation, differentiation and line extensions.

    - PURSUE COMPLEMENTARY PRODUCT LINES AND STRATEGIC ACQUISITIONS. The office products industry is highly fragmented despite continuing consolidation among its manufacturers. The Company has been leading consolidation among manufacturers of writing products, filing supplies, envelopes and machine papers and believes, in subsequent years, the Company will have opportunities to acquire companies in both its existing and complementary product lines.

    - BROADEN PRODUCT DISTRIBUTION. The Company's market presence and distribution strengths position it to sell new or acquired product lines across its distribution channels, including paper merchants, national office products superstores, national contract stationers, office product wholesalers and mass merchandisers. As an important part of its growth strategy, for example, the Company has successfully introduced the commodity envelope product lines acquired in the Williamhouse and Niagara acquisitions to the AMPAD division's distribution channels under the AMPAD-Registered Trademark- and private label names.

PRODUCTS AND SERVICES

    PADS AND OTHER PAPER-BASED WRITING PRODUCTS. The Company is one of the largest manufacturers and marketers of paper-based writing products (excluding copy paper) in North America, offering more than 700 SKUs of writing pads, notebooks and specialty papers. Many of the Company's writing products are available in multiple sizes, grades of paper (including recycled), and colors and with glued, perforated tops or wire binding. All writing products are offered under the AMPAD-Registered Trademark- brand name or a retailer's private label. The Company has created innovative packaging, especially for sale through warehouse clubs (bulk and crate packaging), superstores and mass merchandisers.

    FILING SUPPLIES. The Company is one of the three largest manufacturers of filing supplies in North America. The product line includes more than 500 SKUs of filing supplies including file folders, hanging files, index cards and expandable folders under the SCM-TM- and Globe-Weis-Registered Trademark- brand names. The Company is attempting to grow its market share in filing supplies by focusing its sales efforts on large retail customers and contract stationers and by expanding into other areas of the mass market channel.

    ENVELOPES. The Company is among the largest manufacturer of envelopes serving the paper merchant/distributor and office products superstore channels. In 1998, the Company produced over 20 billion envelopes. The Company's broad envelope product line includes products manufactured from mill branded paper, which is paper unique in color and texture to a particular mill, typically with an identifying watermark. The Company is the largest designated envelope manufacturer, producing envelopes for 30 mill brands. These mills include the Hammermill, Strathmore and Beckett divisions of International Paper Company, the Neenah division of Kimberly-Clark Corporation, the Gilbert division of Mead and the Fox River Paper Company.

    The Company also produces a wide variety of standard size and specialty envelopes made from commodity paper and Tyvek-Registered Trademark- (a high density polyurethane based product made by Du Pont), including booklet and catalog mailing envelopes, envelopes closable by metal clasp or button-and-string, PEEL & SEEL-REGISTERED TRADEMARK- (pressure sensitive adhesion) envelopes, and jumbo, X-ray and remittance envelopes. The Company offers in excess of 27,000 SKUs of envelopes (which the Company believes is more than any of its competitors), providing its customers with a wide choice of paper grades, colors and sizes.

    MACHINE PAPERS. The Company manufactures machine papers, a product category defined by the Company which includes inkjet papers, printed formats, fine papers such as cotton content and laid papers, as well as continuous forms.

    INVITATIONS AND ANNOUNCEMENTS. The Company manufactures invitations and announcements, Christmas and holiday cards, and presentation folders. These products are sold principally to paper merchants/ distributors, personalizing businesses (including the former Regency Division), and other wholesale outlets throughout the United States. The Company offers a wide variety of such products, primarily made from the same mill branded grades of paper used in manufacturing envelopes.

    Principal products, customers and selected brands of the Company include:

AMPAD                                           WILLIAMHOUSE                     CREATIVE CARD
-----------------------------------  -----------------------------------  ----------------------------
PRODUCTS
-Pads and Notebooks                  -Business Envelopes                  -Invitations
-Filing Supplies                     -Invitations                         -Announcements
-Retail envelopes                    -Announcements                       -Christmas Cards
-Machine Papers                      -Christmas and Holiday Cards         -Holiday Cards
-Christmas and Holiday Cards         -Machine Papers                      -PC/Desktop Stationary
-Invitations
-Announcements

DISTRIBUTION CHANNELS
-Office Products Superstores         -Paper Merchants/Distributors        -Superstores
-Mass Merchants                      -Jobbers                             -Mass Merchandisers
-Contract Stationers                 -Personalizing Businesses            -Card Distributors
-Wholesalers                                                              -Imprinters
-Buying Groups                                                            -Card Outlets

SELECTED BRANDS
-AMPAD-Registered Trademark-         -Century-TM-                         -Century-TM-
-Embassy-Registered Trademark-       -Huxley-TM-
-Evidence-Registered Trademark-      -Karolton-Registered Trademark-
-Globe-Weis-Registered Trademark-    -Kent-Registered Trademark-
-Gold-Fibre-TM-                      -Kentwove-Registered Trademark-
-SCM-TM-                             -Peel & Seel-Registered Trademark-
-World Fibre-TM-                     -Williamhouse-TM-

SALES, DISTRIBUTION AND MARKETING

    The Company markets its broad range of products to a wide variety of customers. One customer, Staples, Inc., accounted for 15%, 12% and 11% of the Company's net sales in 1998, 1997, and 1996, respectively.

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

    The Company sells its business envelopes and machine papers principally to paper merchants/ distributors and other wholesale outlets throughout the United States, primarily through an in-house sales force. In addition, mill branded products are sold directly to personalizing businesses (including the former Regency Division). The Company currently employs sales representatives throughout the United States and sells products to over 1,700 paper merchant/distributor locations in the United States and Canada. The Williamhouse acquisition provided the Company with the ability to manufacture and distribute retail envelopes to the AMPAD division customers under the AMPAD-Registered Trademark- and private label names.

    Current key customers of the Company include:

KEY CUSTOMERS

OFFICE PRODUCTS SUPERSTORES           MASS MERCHANDISERS                    PAPER MERCHANTS/DISTRIBUTORS
------------------------------------  ------------------------------------  ------------------------------------
Office Max                            Wal-Mart                              Nationwide
Staples                                                                     xpedx
                                                                            Unisource

CONTRACT STATIONERS                   OFFICE PRODUCTS WHOLESALERS           WAREHOUSE CLUBS
------------------------------------  ------------------------------------  ------------------------------------
Boise Cascade Office Products         S.P. Richards                         Sam's Warehouse Club
BT Office Products                    United Stationers
Staples*
U.S. Office Products

------------------------

* Contract stationers division

RAW MATERIAL

    The Company's principal raw material is paper. Historically, certain commodity grades utilized by the Company have shown considerable price volatility. For example, all but one of the key commodity grades of paper used by the Company increased in cost between 6% and 18% in 1997. To the extent that the Company is not able to pass such price changes on to its customers due to strategic customer considerations or competitive market conditions, this price volatility has and is expected to continue to have an effect on net sales and cost of sales. The Company's gross margin was adversely affected in 1997 due to these paper price increases. There is no assurance that the Company will not be materially affected by future fluctuations in the price of paper.

    The Company has strong relationships with most of the country's largest paper mills, many of which have been doing business with the Company for more than 30 years. The Company is one of the largest purchasers of the principal paper grades used in its manufacturing operations. In addition, the Company has the largest number of designated mill relationships, which involve some of the largest and most recognized paper mill brands such as Hammermill, Fox River, Gilbert, Neenah and Strathmore. The Company believes that these relationships afford it certain paper purchasing advantages, including stable supply and favorable pricing arrangements. While these relationships are stable, all but one of the designated manufacturer arrangements are oral and terminable at will at the option of either party. There can be no assurance that any of the supplier or designated manufacturer relationships will not be terminated in the future. While the Company has been able to obtain sufficient paper supplies during paper shortages and otherwise, the Company is subject to the risk that it will be unable to purchase sufficient quantities of paper to meet its production requirements during times of tight supply.

COMPETITION

    The markets for the Company's products are highly competitive. Competition is based largely on a company's ability to offer a broad range of products on a regional or national scale at competitive prices and to deliver these products on a timely basis. The Company has many local and regional competitors. The markets in which the Company operates have become increasingly characterized by a limited number of large companies selling under recognized trade names. These larger companies, including the Company, have the economies of scale, national presence, management information systems and breadth of product line required by the major customers. In addition to branded product lines, manufacturers also produce private label products, especially in the context of broader supply relationships with office product superstores and contract stationers.

    In the writing products segment, the Company's key domestic competitors include Mead, Pen-Tab Industries, and the Tops division of Wallace Computer Services. In the filing supplies segment, the Company's key domestic competitors include Esselte AB and Smead Manufacturing. In the machine papers segment, the Company's key domestic competitors are CST/Star and Willamette Industries.

    Envelope manufacturers compete in three distinct channels. In the paper merchant/distributor channel, where the Company competes, manufacturers sell a wide variety of mill branded, specialty and commodity envelope products to paper merchants/distributors. The Company's principal competitor in this channel is New York/National Envelope Group of National Envelope Corporation, a private company. Another competitor in this channel is Murray Envelope Corp., a division of American Mail-Well. In the direct channel, manufacturers sell customized envelopes directly to high volume corporate users and mass mailers. Mail-Well and Westvaco are the leading companies in this channel. In the office products channel, manufacturers including Westvaco and Quality Park produce commodity mailing envelopes for retail sale.

INTELLECTUAL PROPERTY

    The Company registers some of its material trademarks, tradenames and copyrights and has acquired patent protection for some of its proprietary processes. In the opinion of management, the Company has current trademark rights to conduct its business as now constituted. The Company has the right to use the Globe-Weis-Registered Trademark- name on a non-exclusive basis through August 15, 2000, pursuant to the extension of a royalty agreement it obtained when it purchased certain file folder and hanging file assets from Atapco. Thereafter, it shall continue in force for successive 12 month periods unless terminated by either party. Under the terms of the agreement, the Company pays a royalty of 0.3% of the net selling price of licensed products to Atapco.

EMPLOYEES

    As of January 1, 1999, the Company had approximately 4,000 full-time employees. All the Company's operations are non-union except for the operations located in Scottdale, Pennsylvania; Appleton, Wisconsin; and Holland, New York which have, in total, about 950 employees participating in collective bargaining agreements. The collective bargaining contracts covering the Company's employees will expire as follows: the Scottdale contract expires April 30, 2003 and covers 674 employees; the Holland contract expires December 7, 2000 and covers 135 employees; and the Appleton contract expires March 31, 2000 and covers 144 employees. With the exception of a strike at the Company's Marion, Indiana plant, as described below, there have been no work stoppages at any Company facility during the last five years. During 1998, the Company successfully negotiated a five-year contract with the union representing the Scottdale union employees. The Company believes that its relations with its employees and unions are satisfactory.

    In July 1994, the Company acquired the writing products and filing supplies assets of SCM. Work rules and associated costs at SCM's plant in Marion, Indiana were less favorable to the Company than those at other plants. As a result of management's effort to bring the labor agreement at the plant more in line with its other plants, a labor strike occurred on September 1, 1994. Consequently, the Company closed the Marion, Indiana plant on February 15, 1995, and moved the equipment to other facilities.

    As part of the rationalization plan announced in September 1998, an announcement was made on November 9, 1998, that the Kosciusko, Mississippi plant would be closing. The Kosciusko plant employed approximately 107 people at December 31, 1998. A second announcement was made on January 19, 1999, that the Dallas, Texas plant would be consolidating into the Corsicana, Texas facility, which is less than 50 miles away. The Dallas plant employs approximately 150 people. Both plants are expected to continue operations at reduced levels through the end of May 1999. All affected employees will be provided a severance package as well as career transition assistance.

    These decisions were based on several key factors designed to return the Company to sustained profitability, to better balance manufacturing capacity while enhancing service to customers, and to move the Company toward being the lowest cost producer.

BACKLOG

    The Company does not consider backlog to be a significant factor is its business. Customer orders are generally received anywhere from same day to three months in advance of shipment dates and are satisfied with on hand finished goods inventory or completed manufacturing within the customers delivery deadlines.

KNOWN TRENDS AND SEASONALITY

    The Company experiences some seasonality in its business operations. During the Company's third and fourth quarters, net sales tend to be higher than in the first and second quarters due to sales of back-to-school items, seasonal greeting card and tax filing products.

    The Company's AMPAD division sells primarily to customers such as office products superstores, mass merchants and national contract stationers. Such customers periodically adjust the levels of inventory in the retail distribution channels, either in retail stores or in distribution centers. The Company will experience lower sales during periods when downward adjustments are made. The Company is not able to predict the future effect of such adjustments; however, it is likely that its retail customers will continue to adjust inventory levels in future quarters.

    The Company's gross profit is directly affected by, among other factors, the mix of products sold. Based on the Company's current product categories, the Company's gross profit will be negatively or positively affected as the actual product sales mix changes.

ITEM 2    PROPERTIES

PROPERTIES AND FACILITIES

    As of December 31, 1998, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total area of approximately 4.7 million square feet. Of this area, approximately 1.7 million square feet are leased and approximately 3.0 million square feet are owned by the Company. All of the Company's owned facilities are pledged as collateral under the Company's revolving credit facility.

    To provide a cost efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. Since 1992, the Company has consolidated 32 manufacturing and distribution facilities into 20 facilities. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs in the foreseeable future. The following table describes the principal properties of the Company as of December 31, 1998:

                                                               BUSINESS   OWNED OR     EXPIRATION OF     SQUARE
                          LOCATION                            DIVISION(1)  LEASED        LEASE(2)         FEET
------------------------------------------------------------  ----------  ---------  -----------------  ---------
    CALIFORNIA   City of Industry...........................      W         Owned           --             85,000
                 City of Industry...........................      W        Leased          2008           105,000
      COLORADO   Denver.....................................      W        Leased          2001            55,000
       GEORGIA   Gainesville................................      W         Owned           --             70,000
      ILLINOIS   Mattoon....................................      A        Leased     month-to-month       29,200
                 Mattoon....................................      A         Owned           --            261,800
                 Mattoon....................................      A        Leased    3 month renewable     40,000
                                                                                           term
                 Mattoon....................................      A        Leased          1999            64,351
                 Chicago....................................      W        Leased          2000           107,000
                 Chicago....................................      W         Owned           --            227,000
                 Chicago....................................      W         Owned           --            128,716
 MASSACHUSETTS   Westfield..................................      A         Owned           --            165,785
                 Holyoke....................................      A         Owned           --            536,000
   MISSISSIPPI   Kosciusko..................................      A        Leased          2000           303,085
    NEW JERSEY   Bloomfield.................................      W        Leased          2003            94,000
      NEW YORK   New York City..............................      W        Leased          1999             5,000
                 New York City..............................      W        Leased           (b)            50,000
                 Buffalo....................................      W        Leased           (b)            10,000
                 Holland....................................      W         Owned           --            168,000
  PENNSYLVANIA   Scottdale..................................      W         Owned           --            400,000
                 Mt. Pleasant...............................      W        Leased          1999           226,000
                 Lancaster..................................      A        Leased          2001           105,000
     TENNESSEE   Morristown.................................      W         Owned           --            255,000
         TEXAS   Dallas.....................................  Corporate    Leased          2002            49,119
                                                                Office
                 Dallas.....................................      W         Owned           --            105,000
                 Dallas.....................................      W        Leased           --             12,500
                 Corsicana..................................      W         Owned           --            250,000
          UTAH   Salt Lake City.............................      A        Leased          2016           385,106
    WASHINGTON   Kent.......................................      W        Leased          1999            38,400
     WISCONSIN   DePere.....................................      A         Owned           (a)            95,853
                 Appleton...................................      W         Owned           (a)           313,000

------------------------------

(1) "A" indicates operations associated with the Company's AMPAD division and "W" indicates operations associated with the Company's Williamhouse division.

(2) (a)  Two or more properties owned at this location.
    (b)  Lease/subleased to third parties.

ITEM 3  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

    Between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996, and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on June 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

    The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    The operations of the Company are subject to federal, state, and local laws and regulations relating to the environment. Certain of the more significant federal laws are described below. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance.

    The Resource Conservation and Recovery Act ("RCRA") of 1976, as amended, affects the Company through its reporting, recordkeeping and waste management requirements, thereby increasing the cost of all types of waste disposal. Regulations under RCRA prohibit certain types of waste disposal, further increasing Company costs for waste management. The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") creates the potential for substantial liability for the costs of study and cleanup of waste disposal sites and requires the reporting of certain releases into the environment. Court interpretation of this Act may result in joint and several liability even for parties not primarily responsible for hazardous waste disposal sites. Additional laws and the regulations promulgated thereunder also have resulted in additional reporting duties.

    Violations of any federal environmental statutes or regulations or orders issues thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal actions.

    While there can be no assurance that the Company is at all times in complete compliance with all such laws and regulations, the Company has made and will continue to make capital and other expenditures to comply with such requirements. The Company spent approximately $880,000, $839,000 and $100,000 in 1998, 1997, and 1996, respectively, on environmental capital projects, primarily for the acquisition of waste paper baling and vacuum systems to improve the collection of paper waste at its plants. The Company estimates that its environmental capital expenditures will be approximately $0.8 million to $1.4 million in each of 1999 and 2000. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

    The Company is aware that three of its facilities have been the subject of certain soil and groundwater investigations. The prior owner of the facilities has indemnified the Company for certain environmental liabilities associated with historical use of the properties. The Company currently believes that any environmental liabilities associated with such facilities would not be material or have been adequately covered by agreements with the former owners. Soil and groundwater contamination relating to underground storage tanks has been identified at an additional facility not covered by an indemnification agreement with the prior owner. The Company is cooperating with state and local environmental officials to finalize remediation plans for the site. Current cleanup costs are not expected to exceed $150,000.

    The Company has been named a potentially responsible party ("PRP") under CERCLA at five waste disposal sites. The Company settled its liability at four of these sites as a de minimis party. At the Spectron site in Elkton, Maryland, the Company paid approximately $1,300 in 1989 as a de minimis settlement for an initial removal action at the site. In 1995, the Company received a notice of a remedial action at the site, and based upon its allocation in 1989, expects to be eligible for a de minimis or de micromis settlement. The Company is aware that Niagara has been named a PRP at the Envirotek II site in Tonawanda, New York with respect to which Niagara expects to be eligible for a de minimis settlement.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1998.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANTS' COMMON STOCK

    Until January 25, 1999, the common stock of the Company was traded on the New York Stock Exchange (NYSE) under the symbol "AGP". On January 26, 1999, the NYSE suspended trading of the Company's common stock and the NYSE applied to the Securities and Exchange Commission in Washington, D.C. for removal of the common stock of the Company from listing and registration on the NYSE. On January 26, 1999, the Company's common stock began trading on the NASD Over-the-Counter Bulletin Board System under the symbol "AMPP." The quarterly high and low prices for the common stock during 1998 and 1997 were:

QUARTER ENDED                                        LOW PRICE   HIGH PRICE
--------------------------------------------------  -----------  -----------
1998:
March 31, 1998....................................   $   6.875    $   9.500
June 30, 1998.....................................   $   4.500    $   7.500
September 30, 1998................................   $   1.063    $   5.125
December 31, 1998.................................   $   1.188    $   3.438

1997:
March 31, 1997....................................   $  15.000    $  26.000
June 30, 1997.....................................   $  13.125    $  19.250
September 30, 1997................................   $  11.625    $  24.813
December 31, 1997.................................   $   7.813    $  14.625

    As of December 31, 1998, there were approximately 6,250 stockholders of the Company's common stock. The Company has not sold any unregistered securities during the last fiscal year.

DIVIDEND POLICY

    Subsequent to its initial public offering, the Company has not declared or paid any cash or other dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to reduce debt and support its growth strategy. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary, AP&P Delaware. The payment of dividends by AP&P Delaware to the Company for purposes of paying dividends to holders of common stock is prohibited by the revolving credit facility and restricted by the indenture related to the Notes. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

ITEM 6    SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The selected historical consolidated financial data set forth below for the years ended December 31, 1998, 1997 and 1996 have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected historical consolidated financial data set forth for the years ended December 31, 1995 and 1994 have been derived from the Company's audited financial statements not included in this Form 10-K. The selected historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                                                     THE COMPANY
                                                                -----------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1998       1997       1996       1995       1994
                                                                ---------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA (1,9)
Net sales.....................................................  $ 662,031  $ 687,335  $ 583,859  $ 257,160  $ 127,744
Cost of sales(2)..............................................    597,456    598,416    466,385    209,633    120,695
                                                                ---------  ---------  ---------  ---------  ---------
Gross profit..................................................     64,575     88,919    117,474     47,527      7,049
Selling and marketing expenses................................     21,261     22,246     16,964      6,254      5,059
General and administrative expenses...........................     31,840     19,133     16,438     10,447      4,867
Amortization of goodwill and intangible assets................      5,939      6,110      4,488        879        114
Restructuring charges(3)......................................      5,741         --         --         --         --
Loss on sales of accounts receivable..........................      3,226      2,954      1,823        423         --
Management fees and services(4)...............................      2,030      4,871      3,880        542        575
Write down of assets--Shade/Allied(5).........................     41,000         --         --         --         --
Nonrecurring compensation charge(6)...........................         --         --         --     27,632         --
                                                                ---------  ---------  ---------  ---------  ---------
Income (loss) from operations.................................    (46,462)    33,605     73,881      1,350     (3,566)
Interest expense..............................................     44,970     37,843     42,968     13,657      4,560
Other income..................................................     (1,411)      (389)    (1,153)      (735)       (90)
                                                                ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes.............................    (90,021)    (3,849)    32,066    (11,572)    (8,036)
Provision (benefit) for income taxes..........................    (11,374)       642     13,852     (6,538)      (488)
                                                                ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item.......................    (78,647)    (4,491)    18,214     (5,034)    (7,548)
Extraordinary loss from extinguishment of debt, net of income
  tax benefit.................................................         --         --    (19,995)    (9,652)        --
                                                                ---------  ---------  ---------  ---------  ---------
Net loss......................................................  $ (78,647) $  (4,491) $  (1,781) $ (14,686) $  (7,548)
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Net income (loss) per share(7):
Basic earnings per share:
  Before extraordinary item...................................  $   (2.84) $   (0.16) $    1.05  $   (0.69) $   (1.03)
  Extraordinary item..........................................         --         --      (1.15)     (1.32)        --
                                                                ---------  ---------  ---------  ---------  ---------
  Net loss....................................................  $   (2.84) $   (0.16) $    (.10) $   (2.01) $   (1.03)
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Diluted earnings per share:
  Before extraordinary item...................................  $   (2.84) $   (0.16) $    0.99  $   (0.69) $   (1.03)
  Extraordinary item..........................................         --         --      (1.09)     (1.32)        --
                                                                ---------  ---------  ---------  ---------  ---------
  Net loss....................................................  $   (2.84) $   (0.16) $   (0.10) $   (2.01) $   (1.03)
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Weighted average number of common shares and common share
  equivalents outstanding(7):
  Basic.......................................................     27,718     27,431     17,408      7,307      7,307
  Diluted.....................................................     27,718     27,431     18,426      7,307      7,307
OTHER DATA:
Depreciation and amortization.................................  $  19,769  $  18,639  $  14,253  $   4,248  $     942
Capital expenditures..........................................  $  15,000  $  23,095  $  15,109  $   5,640  $     942

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1998       1997       1996       1995       1994
                                                                ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital...............................................  $  73,308  $ 152,819  $  77,857  $ 108,845  $   1,170
Total assets..................................................  $ 517,837  $ 638,401  $ 509,417  $ 504,356  $  68,233
Long-term debt, less current maturities.......................  $ 373,675  $ 398,577  $ 269,812  $ 443,794  $  19,889
Stockholders' equity (deficit)(8).............................  $  22,030  $ 100,666  $ 104,599  $ (66,421) $  (2,733)

        The Company has completed the following acquisitions during the periods presented. All such acquisitions have been accounted for using the purchase method of accounting. The results of operations for each of the businesses acquired are included in the Company's results of operations from the date of acquisition through the end of the year in which the acquisition occurred and in each subsequent year presented.

(1)

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

(3) In the third quarter of 1998, the Company recorded a $5.7 million charge for part of the plan to rationalize the Company's manufacturing operations.

(4) Includes $2.5 million in 1997 and 1996 related to a one-year consulting agreement with the former president and major shareholder of Niagara which ended in 1997.

(5) In the second quarter of 1998, the Company wroteoff $41.0 million of goodwill and intangible assets associated with the Shade/Allied continuous forms business. See Note 5, "Impairment of Shade/Allied Long-Lived Assets," in Part IV, Item 14(a)(1).

(6) Includes non-cash stock option compensation charges of $24.3 million directly related to the Williamhouse acquisition as well as other non-recurring cash and non-cash charges aggregating $3.3 million.

(7) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share are computed using the actual weighted average number of outstanding common shares for each period after giving effect to the Company's 8.1192-for-one stock split prior to the Company's initial public offering. However, changes in the Company's capital structure at the time of the initial public offering relative to preferred stock and preferred stock option conversions to common stock and common stock options are not presented retroactively. Diluted earnings per share are based on the weighted average number of outstanding common shares and give effect to the exercise of common stock options. Diluted earnings per share are not presented for years in which the Company incurred losses as the earnings per share information would be anti-dilutive.

(8) For 1995, includes $4.5 million to pay the liquidation preference, including the return of original cost, of the Company's Class P common stock and $70.6 million to redeem a portion of its preferred stock.

(9) Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified in order to conform to the presentation in the 1998 consolidated financial statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. Through its AMPAD division, the Company is among the largest manufacturers of writing pads and notebooks, filing supplies, retail envelopes and machine papers to many of the largest office products retailers and distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded, specialty and commodity business envelopes to paper merchants and distributors. The Company believes that certain aspects of its future operating results, such as year to year revenue growth, will not be directly comparable to its historical operating results because of the effect of its strategic acquisitions. Certain factors which have affected, and may affect prospectively, the operating results of the Company are discussed below.

    STRATEGIC ACQUISITIONS. In October 1995, the Company acquired Williamhouse, a leading supplier of envelopes to many of the largest distributors, for an aggregate purchase price (including assumption of debt) of approximately $300.7 million plus reimbursement of certain expenses to the sellers. In June 1996, the Company acquired Niagara, a national supplier of envelopes to distributors, for an aggregate purchase price of approximately $53.2 million, including costs of the acquisition and a $5.0 million one year consulting agreement with Niagara's former president. With these acquisitions, the Company became the largest supplier of envelopes to the national paper merchants. The Williamhouse acquisition was financed through the Company's revolving credit facility and the assumption of senior subordinated notes. The Niagara acquisition was financed with proceeds from the sale of the Personalizing Division of Williamhouse. In February 1997, the Company acquired Shade/Allied, a national supplier of machine papers, principally continuous computer forms. The purchase price of $50.7 million was financed through the Company's revolving credit facility. Machine papers products are distributed by both the AMPAD and Williamhouse divisions.

    PURCHASE ACCOUNTING EFFECTS. The Company's acquisitions have been accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs (including assumption of debt) are allocated to the assets acquired based on the fair market value of such assets on the date of acquisition. The allocations of the purchase price result in an increase in the historical book value of certain assets such as property, plant and equipment and intangible assets, including goodwill, which results in incremental annual depreciation and amortization expense each year.

    RAW MATERIAL. The Company's principal raw material is paper. Historically, certain commodity grades utilized by the Company have shown considerable price volatility. For example, all but one of the key commodity grades of paper utilized by the Company increased in cost between 6% and 18% in 1997. To the extent that the Company is not able to pass such price changes on to its customers due to strategic customer considerations or competitive market conditions, this price volatility has and is expected to continue to have an effect on net sales and cost of sales. The Company's gross margin was adversely affected in 1997 due to these paper price increases. There is no assurance that the Company will not be materially affected by future fluctuations in the price of paper.

RECENT DEVELOPMENTS

    MANAGEMENT CHANGES. On June 2, 1998, the Company appointed James W. Swent III as Executive Vice President and Chief Financial Officer. Mr. Swent was previously Chief Executive Officer of Cyrix Corporation, a manufacturer of microprocessors for the PC industry, until its merger with National Semiconductor. In addition, he has held operations and financial executive positions with other companies, including Northern Telecom, Rodime PLC and Memorex.

    On July 7, 1998, the Company appointed Mr. Swent as Chief Executive Officer and a member of its Board of Directors ("Board"). As Chief Executive Officer, Mr. Swent replaced Charles G. Hanson III who resigned from his position as Chairman and Chief Executive Officer and director of the Company.

Robert C. Gay, who had been a director of the Company since 1992 and who is Managing Director of Bain Capital became Chairman of the Board. Also, Russell M. Gard stepped down as President and Chief Operating Officer, but continues his duties as Vice Chairman and a member of the Board.

    On July 20, 1998, the Company appointed William L. Morgan as Executive Vice President, Operations. Mr. Morgan has 35 years of manufacturing experience ranging from entrepreneurial start-ups to large-scale multi-national corporations including Northern Telecom, Texas Instruments, Memorex and Fujitsu.

    On September 3, 1998, John H. Rodgers was appointed to the position of Senior Vice President, General Counsel and Secretary. Before joining the Company, Mr. Rodgers was with The Southland Corporation where he held several key executive positions including Executive Vice President, Chief Administrative Officer, and General Counsel over a twenty year career. Timothy Needham, President and Chief Operating Officer, resigned from the Company effective October 31, 1998.

    On December 1, 1998, the Company named James V. Heim as President of its AMPAD division. Mr. Heim joined the Company from American Safety Razor where he was Senior Vice President, responsible for all aspects of marketing, sales and manufacturing. Prior to American Safety Razor, Mr. Heim held the position of Senior Vice President of Sales and General Manager positions with Maybelline/Cosmair, and senior marketing and sales positions with both Polaroid and Procter & Gamble.

    On March 17, 1999, the Company appointed James W. Swent III as Co-Chairman of the Board with Mr. Gay. Also, John H. Rodgers and Jeffery K. Hewson were appointed to the Board of Directors replacing Jonathan S. Lavine and filling a newly created vacant position. Mr. Hewson has held executive positions including President of the Beckley Cardy Group, Chief Executive Officer of United Stationers, Inc., President of ACCO World Corporation--U.S. Division and Canada, and is a director of ISA International, a publicly held company in Great Britain.

    COMPANY INITIATIVES/RESTRUCTURING. Under the leadership of new management, the Company performed a review of all operations with the goals of rebuilding market share, reducing debt and returning the Company to profitability.

    On September 1, 1998, the Company announced a plan to rationalize its manufacturing operations. The plan includes plant consolidations, equipment moves, plant/product changes, warehouse consolidations, and the addition of new distribution centers. The rationalization is expected to result in an approximate 14-18% reduction in manufacturing space and a net 7% reduction (approximately 250 employees, primarily in manufacturing) in the workforce. The third quarter restructuring charge of $5.7 million represents part of the Company's rationalization plan and includes employee termination costs, including severance and benefits totaling $1.8 million, costs to exit facilities of $2.5 million, lease termination costs of $500,000 and property taxes after ceasing operations of $900,000. In addition, in 1998, the Company recorded $0.9 million of one-time implementation costs associated with the rationalization plan in cost of sales. These expenses represent professional consulting fees, costs to move equipment and efficiency costs. Estimated capital expenditures of $2.8 million and one-time implementation costs of $6.6 million that do not qualify for current recognition will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $10.0 million.

    COVENANT VIOLATIONS/AMENDMENTS TO REVOLVING CREDIT FACILITY. As a result of the second quarter 1998 loss, the Company was in default of certain covenants based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) levels at June 30, 1998. On September 30, 1998, the Company amended its revolving credit facility to eliminate all prior defaults and reinstate the original $300.0 million available under the credit facility. The amended credit facility provided for permanent reductions in availability of $25.0 million in December 1998 and 1999 and $50.0 million in July 2000. Fees of $1.0 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt. This amendment also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 and through February 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

    On March 5, 1999, the Company again amended its revolving credit facility. The amendment rescheduled the $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998, and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000.

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical results of operations as a percentage of net sales for the years 1998, 1997 and 1996. The Company's historical results of operations for each of these periods are significantly affected by the results for the following businesses acquired by the Company: (i) Shade/Allied, acquired in February 1997, and (ii) Niagara, acquired in June 1996.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
                                                                                              (PERCENTAGE OF NET SALES)
INCOME STATEMENT DATA:
  Net sales..............................................................................      100.0      100.0      100.0
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
  Gross profit...........................................................................        9.8       12.9       20.1
  Selling and marketing expenses.........................................................        3.2        3.2        2.9
  General and administrative expenses....................................................        4.8        2.8        2.8
  Restructuring charges..................................................................        0.9        0.0        0.0
  Goodwill amortization..................................................................        0.9        0.9        0.8
  Losses on sales of accounts receivable.................................................        0.5        0.4        0.3
  Management fees and services...........................................................        0.3        0.7        0.7
  Write down of intangible assets........................................................        6.2         --         --
                                                                                           ---------  ---------  ---------
  Income (loss) from operations..........................................................       (7.0)       4.9       12.6
  Interest expense, net..................................................................       (6.8)      (5.6)      (7.4)
  Other income, net......................................................................        0.2        0.1        0.2
                                                                                           ---------  ---------  ---------
  Income (loss) before taxes.............................................................      (13.6)      (0.6)       5.4
  Provision (benefit) for income taxes...................................................       (1.7)       0.1        2.4
                                                                                           ---------  ---------  ---------
  Income (loss) before extraordinary item................................................      (11.9)      (0.7)       3.0
  Extraordinary loss from extinguishment of debt, net of income tax benefit..............         --         --       (3.4)
                                                                                           ---------  ---------  ---------
  Net loss...............................................................................      (11.9)      (0.7)      (0.4)
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEAR 1998 COMPARED TO 1997

    NET SALES decreased to $662.0 million in 1998 from $687.3 million in 1997, a decrease of $25.3 million or (3.7%). This net sales decrease is comprised primarily of a $12.4 million decrease in sales and a $12.5 million increase in customer incentives. The net sales decrease is primarily attributable to unfavorable volume variances and the loss of a major customer, partially offset by favorable mix and price variances, and owning Shade/Allied ($3.3 million) for twelve months of 1998 versus only ten and one-half months in the same period in 1997. The sales decrease occurred primarily in the merchant channel due to the consolidation and restructuring experienced in that channel. The increased customer incentives are due to additional rebate programs caused by more competitive pricing, changing product mix, higher volumes resulting in certain customers reaching the next incentive tier level and a write off related to the loss of a major customer.

    GROSS PROFIT decreased to $64.6 million, or 9.8% of net sales, in 1998 from $88.9 million, or 12.9% of net sales, in 1997. This $24.3 million decrease in gross profit margin is primarily attributable to increased customer incentives discussed above, higher unit production costs due to underutilized capacity resulting from the Company's efforts to reduce its inventory, the lower sales, and increased manufacturing costs. In addition, 1998 included approximately $7.5 million of charges resulting from reevaluating certain inventories based on changes in current market conditions and accruals for workers' compensation and property tax; approximately $1.9 million of net charges for additional obsolescence reserves; $0.9 million of one-time costs associated with the plant rationalization plan.

    SELLING AND MARKETING expenses decreased to $21.3 million in 1998 from $22.2 million in 1997, or $0.9 million due to efforts to control costs.

    GENERAL AND ADMINISTRATIVE expenses increased to $31.8 million in 1998 from $19.1 million in 1997, or $12.7 million. This increase is primarily attributable to $3.0 million of severance and consulting costs paid to certain former executives of the Company, $2.1 million of consulting fees related to work on the Company's rationalization plan, and $1.4 million of management bonus and sales incentives. In addition, the Company's second quarter reevaluation of certain assets resulted in $1.7 million of current charges for additional allowance for doubtful accounts and other severance and litigation costs of $1.3 million. The remainder of the increase is attributable to owning Shade/Allied for the full year in 1998 versus only ten and one-half months in the same period in 1997 and one time charges associated with centralizing certain functions in Dallas.

    RESTRUCTURING CHARGES for the year ended 1998 of $5.7 million represents part of the rationalization plan of the Company's manufacturing operations.

    LOSSES ON SALES OF ACCOUNTS RECEIVABLE increased to $3.2 million in 1998 from $3.0 million in 1997 due primarily to a higher average level of accounts receivable sold to the third party trust in 1998, partially offset by slightly lower average interest rates. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

    GOODWILL AND INTANGIBLE ASSET AMORTIZATION expense decreased to $5.9 million in 1998 from $6.1 million in 1997. The decrease of $200,000 is due primarily to the amortization associated with the $41.0 million writedown of intangible assets in the second quarter of 1998. (SEE WRITE DOWN OF INTANGIBLE ASSETS BELOW.)

    WRITE DOWN OF INTANGIBLE ASSETS expense of $41.0 million for the year ended 1998 reflects a writeoff of goodwill and a writedown of intangible assets associated with the Shade/Allied continuous forms business.

    In June 1998, the Company's management reviewed all operations of the Company and determined that the acquired Shade/Allied continuous forms business was underperforming as a result of several factors. Principally among these factors were (i) the greater use of personal computers and desk printers resulting in lesser reliance on large mainframe printers, and (ii) the disappearance of tractor-fed personal printers from the marketplace. These two factors seemed to be driving a permanent decline of 6-8% per year in continuous forms usage. Increased competition and aggressive pricing in response to the overall decline in usage had contributed to the Company's year-over-year decline in sales and margins. Finally, certain marketing and pricing strategies and cost saving synergies assumed at the time of acquisition did not occur.

    As part of its review, management considered various alternatives for its continuous forms business including measures to improve operations, potential strategic alliances, and the possible exit of the business. At June 30, 1998, based upon management's intention to explore exiting the business, a write down of goodwill and other intangibles totaling $41 million was recorded to reduce the carrying value of the long-lived assets to their net realizable value. The Company has discussed the sale of the acquired Shade/Allied business with potential purchasers but has not reached agreement on any potential sale.

    This $41 million charge recorded at June 30, 1998, consisted of $39.9 million write down of goodwill and a $1.1 million write down of trade names. The recorded values of the property, plant and equipment and trade names at December 31, 1998, are $10.7 million and $4.3 million respectively.

    In November 1998, the continuous forms business was consolidated from six separate manufacturing facilities where forms comprised only a portion of the plant's manufacturing operations into two dedicated continuous forms plants located in DePere, Wisconsin and Lancaster, Pennsylvania. Although manufacturing efficiencies and margins have improved, management continues to consider the sale of the business as well as various other alternatives.

    At December 31, 1998, an analysis based upon the discounted expected future cash flows of the acquired continuous forms business indicated that no further write down of the carrying value of the long-lived assets was required.

    MANAGEMENT FEES AND SERVICES decreased to $2.0 million in 1998 from $4.9 million for 1997, representing a decrease of $2.9 million. The change in management fees is due primarily to a one-year non-recurring consulting agreement with the former president of Niagara, which expired June 30, 1997.

    INTEREST EXPENSE increased to $45.0 million in 1998 from $37.8 million in 1997, representing an increase of $7.2 million. Of this increase, approximately $2.5 million is attributable to increased debt levels, approximately $3.0 million is attributable to increased interest rates and approximately $1.7 million is attributable to amortization of fees paid in connection with amendments to the revolving credit facility.

    THE INCOME TAX PROVISION for the year ended December 31, 1998, reflects an effective income tax benefit rate of 12.6% as compared with the effective income tax provision rate of 16.7% for the year ended December 31, 1997. In 1998, the Company's loss before income taxes included non-deductible expenses of $45.0 million. These expenses were primarily the write off of intangibles, goodwill amortization, and travel and entertainment costs. In 1998, the Company recorded a net deferred tax valuation allowance of $6.3 million to reduce the deferred tax asset to an amount which the Company believes, based on the Company's estimates of near-term taxable earnings, is realizable. In 1997, the Company's loss before income taxes was relatively low, $3.8 million, in comparison to the amount of expenses which were not deductible, $5.4 million. Such expenses primarily consist of goodwill amortization, certain travel and entertainment costs and life insurance for certain current and former employees. As a result, the Company had taxable income for tax reporting purposes versus a loss for financial reporting purposes and, therefore, the Company recorded a tax provision for 1997.

YEAR 1997 COMPARED TO 1996

    NET SALES increased to $687.3 million in 1997 from $583.9 million in 1996, an increase of $103.4 million or 17.7%. Of this sales increase, $67.4 million is due to the acquisition of Shade/Allied and $50.1 million is due to the inclusion of a full year of sales from the acquisition of Niagara. Excluding sales generated by the Shade/Allied and Niagara acquisitions, sales from the AMPAD division increased $14.6 million and sales from the Williamhouse division declined $28.5 million. The increase in sales from the AMPAD division is due primarily to increased sales volume with the office products superstores and mass market retail customers. The sales decline for the Williamhouse division is due primarily to lower average selling prices in 1997 due to competitive market conditions during the year and somewhat lower volumes of envelopes sold.

    GROSS PROFIT decreased to $88.9 million, or 12.9% of net sales, in 1997 from $117.5 million, or 20.1% of net sales, in 1996. This $28.6 million decrease is primarily due to increased paper, material and labor costs which the Company did not recover. During 1997, the Company's gross profit in the AMPAD division was negatively affected by sales price incentives provided to the office superstores and mass merchants. Additionally, the Company's gross profit in the Williamhouse division was negatively affected by competitive market sales pricing conditions. These factors combined with higher material and labor costs led to significantly lower gross profit in 1997 than in 1996. During 1997, the Company incurred approximately $2.8 million in one-time costs relating to training personnel on new equipment, the training time needed to expand to 24 hour 7 day shifts and the move to the new Salt Lake facility. Additionally, the Company incurred $1.2 million in one-time fixed costs in 1997 for former Shade/Allied and Williamhouse plants which were closed during 1997.

    During the fourth quarter of 1997, the Company announced it would incur additional charges due to revisions to the LIFO and cost of sales estimates, primarily for the Williamhouse division. These charges resulted in $13.4 million of additional operating costs. Such estimate revisions for the Williamhouse division reflected the effects of higher paper costs.

    SELLING AND MARKETING expenses increased to $22.2 million in 1997 from $16.9 million in 1996, or $5.3 million. Of this increase, $1.1 million is attributable to the acquisition of Shade/Allied and the retention of a portion of their sales force and customer service personnel, and $3.1 million is primarily attributable to the Niagara acquisition and the integration of its sales force and customer service personnel into the Williamhouse division. The remainder of the increase is attributable to the AMPAD division, primarily to increased sales commissions associated with higher sales.

    GENERAL AND ADMINISTRATIVE expenses increased to $19.1 million in 1997 from $16.4 million in 1996, or $2.7 million. Of the increase, $800,000 is attributable to the acquisition of Shade/Allied, and the remainder is attributable to increases in corporate expenses associated with the centralization of certain functions in Dallas.

    LOSSES ON SALES OF ACCOUNTS RECEIVABLE increased to $3.0 million in 1997 from $1.8 million in 1996 due to a higher average level of accounts receivable sold to the third party trust during 1997. Following the acquisition of Niagara in June 1996, the maximum amount of accounts receivable which the Company could sell to the third party trust at any point in time was raised from $45.0 million to $60.0 million. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

    GOODWILL AND INTANGIBLE ASSET AMORTIZATION expense increased to $6.1 million in 1997 from $4.5 million in 1996, an increase of $1.6 million, due primarily to a full year of amortization of goodwill associated with the acquisition of Niagara and ten and one-half months of amortization of goodwill associated with the acquisition of Shade/Allied.

    MANAGEMENT FEES AND SERVICES expense increased to $4.9 million in 1997 from $3.9 million in 1996. The change in management fees is due primarily to the capitalization of $800,000 in fees in 1996 related to the acquisition of Shade/Allied.

    INTEREST EXPENSE decreased to $37.8 million in 1997 from $43.0 million in 1996, representing a decrease of $5.2 million. Such decrease was due primarily to the refinancing of the Company's revolving credit facility in July 1996, which resulted in lower effective interest rates generating an interest savings of $5.1 million, and the repayment of $70.0 million in senior subordinated notes in August 1996, which led to an interest expense reduction of approximately $5.5 million. These savings were offset by $3.4 million additional interest expense due to increases in long-term debt associated with the acquisition of Shade/Allied and approximately $2.5 million additional interest expense as a result of the Company's investment in working capital and net increase in capital expenditures.

    THE INCOME TAX PROVISION for the year ended December 31, 1997 reflects an effective income tax provision rate of 16.7% as compared with the effective income tax rate of 43.2% for the year ended December 31, 1996. In 1997, the Company's loss before income taxes was relatively low, $3.8 million, in comparison to the amount of expenses which are not deductible, $5.4 million. Such expenses primarily consist of goodwill amortization, certain travel and entertainment costs and life insurance for certain current and former employees. As a result, the Company has taxable income for tax reporting purposes versus a loss for financial reporting purposes and, therefore, the Company has incurred a tax provision for 1997. The Company paid $4.5 million in income taxes during 1997 and received an income tax refund of $3.3 million in January 1998.

    EXTRAORDINARY ITEM in 1996 represents an after tax loss on extinguishment of debt of $20.0 million ($33.0 million pretax) recognized as a result of the redemption of $70.0 million of senior subordinated notes with a portion of the net proceeds from the initial public offering and the write off of a portion of the unamortized deferred financing costs related to the Notes and all of the deferred financing costs associated with the former revolving credit facility and the former accounts receivable financing facility.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the year ended 1998 was $42.3 million compared to net cash used by operating activities for the year ended 1997 of $62.4 million. This improved cash flow from operations in 1998 is primarily the net result of the following: (i) cash used by the net loss of $20.4 million after adjustment for non-cash expenses, (ii) a decrease in accounts receivable of $17.5 million as a result of improving days sales outstanding in receivables, (iii) a decrease in inventories of $42.2 million,
(iv) a reduction of accounts payable of $6.8 million, and (v) a net change in all other assets and liabilities of $9.8 million. Cash used by operating activities in 1997 amounted to $62.4 million and consisted of (i) $17.4 million of cash generated from the net loss, after adding back non-cash charges, of $21.9 million, (ii) cash used to fund increases in accounts receivable of $17.3 million relating to higher sales in 1997 than in 1996, (iii) cash used to fund increases in inventories of $44.2 million manufactured in anticipation of higher sales (iv) an increase in accounts payable of $4.6 million and (v) a decrease in accrued expenses of $22.0 million due primarily to changes in acquisition integration cost reserves ($8.2 million), reduced incentive compensation due to payment of bonuses earned in 1996 and no bonus compensation for 1997 ($4.6 million) and reductions in customer incentive liabilities due to the timing of the payments to customers ($8.5 million). Cash provided by operating activities for 1996 was $23.2 million primarily due to higher net sales and earnings of the Company in 1996.

    Cash used in investing activities for the year ended 1998 and 1997 was $13.2 million and $69.7 million, respectively. The year 1998 use was due to the purchase of equipment, principally production equipment. The year 1997 use was due to the Shade/Allied acquisition of $50.7 million and purchases of equipment of $23.1 million. The $16.2 million use of cash 1996 was principally due to the Niagara acquisition ($53.0 million, net of cash received) and purchases of equipment ($14.6 million), offset by proceeds from the sale of the Regency Division and other assets held for sale ($49.3 million).

    Net cash used by financing activities during 1998 was $32.6 million compared to net cash provided by financing activities in 1997 of $134.7 million. Net cash used during 1998 included $25.8 million repayment of long-term debt, the payment of fees in connection with amendments to the revolving credit facility of $2.8 million, and a reduction of $4.0 million in financing outstanding under the accounts receivable financing facility. During 1997, the Company borrowed $130.4 million to finance the acquisition of Shade/ Allied of $50.7 million and the purchases of equipment of $23.1 million and to fund the increase in working capital of $56.6 million. During 1996, the Company used $23.0 million of cash in financing activities to (i) complete its initial public offering of 12.5 million shares of common stock for $172.8 million in net proceeds after deducting offering fees and expenses, (ii) refinance its accounts receivable facility with a new $60.0 million facility, (iii) refinance its bank credit agreement, (iv) redeem $70.0 million of senior subordinated notes, (v) repay $95.8 million of debt incurred under the old bank credit agreement, (vi) pay $7.7 million in redemption premiums on the Notes, (vii) repay $10 million under the new accounts receivable facility with proceeds from the sale of the Regency Division, (viii) borrow $54 million under the new accounts receivable facility and (ix) repay WR seller notes for $25 million.

    A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates. However, there were no amounts received under the agreement in 1998, 1997, and 1996.

    In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit facility from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under the revolving credit facility was to be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the revolving credit facility were also modified as of the end of 1997 and for a period to end in February 1999. The Company paid fees and expenses of $1.7 million in connection with the amendments to the revolving credit facility.

    As a result of the second quarter 1998 loss, the Company was in default of certain covenants based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) levels at June 30, 1998. On September 30, 1998, the Company amended its revolving credit facility to eliminate all prior defaults and reinstate the original $300.0 million available under the credit facility. The amended credit facility provided for permanent reductions in availability of $25.0 million in December 1998 and 1999 and $50.0 million in July 2000. Fees of $1.0 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt. This amendment also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 and through February 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

    On March 5, 1999, the Company again amended its revolving credit facility. The amendment rescheduled the $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998, and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000.

    The ability of the Company to meet its debt service and other obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries. In turn, such performance will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

    Although there can be no assurance, management believes that, based upon cash on hand at December 31, 1998, estimates of current and future operations, and other available sources of funds including availability under the revolving credit facility and the accounts receivable financing facility at December 31, 1998, of $29.2 million, its finances will be adequate for 1999 to make required payments of principal and interest on the Company's debt, to fund anticipated capital expenditures, and to meet working capital needs.

    The amount of debt available under the Company's current credit agreement decreases by $25.0 million in March 2000 and by an additional $50.0 million in July 2000. Based on the Company's current level of operating results and the expected operating results in 1999 and 2000, the Company expects that the scheduled reduction in July 2000 may require the Company to pursue other financing alternatives, including but not limited to refinance of its bank debt, raise new private or public debt, raise additional public equity, reduce capital expenditures, reduce operating costs or sell assets. However, no assurance can be given that the Company will be able to complete the financing alternatives just described, or that the other measures will be sufficient to provide adequate liquidity to meet the Company's obligations.

INFLATION

    The Company believes that inflation has not had a material impact on its financial position or its results of operations for 1998, 1997, and 1996.

NEWLY ISSUED ACCOUNTING STANDARDS

    The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 effective January 1, 1999, and took a pre-tax charge of approximately $725,000 in January 1999 reflecting the write off of previously recorded start-up costs.

    The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", in March 1998. The SOP requires capitalization of qualifying costs, as defined, relating to the developing or obtaining internal use software and the expensing of internal costs for maintenance. The SOP is effective for the year ending December 31, 1999, and is not expected to have a material effect on the Company's results of operations.

YEAR 2000 ISSUE

    The Year 2000 issue is the result of date-sensitive devices, systems and computer programs which were deployed using only two digits, rather than four, to represent the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

    The Company recognizes the need to ensure that its operations and relationships with vendors, customers and other parties will not be adversely impacted by software or other processing errors arising from calculations using the year 2000 and beyond. Like many companies, a significant number of the Company's computer applications and systems require modification in order to render these systems Year 2000 compliant. Failure by the Company to timely resolve Year 2000 issues could result, in the worst case, in an inability of the Company to manufacture and distribute its product to customers and process its daily business for some period of time. However, based on the progress made to date in its Year 2000 remediation plan, the Company believes the worst case scenario is unlikely. Failure to address Year 2000 issues by one or more third party service providers on whom the Company relies could also result, in a worst case scenario, in some business interruption. The amount of lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the period of time over which the failure goes uncorrected and the breadth of its impact.

    The Company has recently purchased a new certified Year 2000 compliant version of its existing software to upgrade critical manufacturing, distribution, and financial applications. The upgrade is scheduled for completion and full installation by December 31, 1999. While the primary purpose of the software upgrade is to modernize and improve the Company's operations, it is also expected to resolve any Year 2000 issues in these critical computer systems. Costs to acquire the software and related hardware are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs to implement the upgrade and other costs relating to Year 2000 readiness are being expensed as incurred as required by generally accepted accounting principles. Through December 31, 1998, capital expenditures to purchase software and related hardware total $2.0 million and non-capital expenditures for Year 2000 readiness are approximately $200,000. To complete Year 2000 readiness, $500,000 of capital expenditures will be incurred to complete the purchase of related hardware and approximately $1.0 to $1.5 million is expected to be spent through 1999 for implementation of the upgraded software, consultant costs and other Year 2000 readiness costs. The Company will fund these expenditures through its operating cash flow. At this time, other than the cost of implementing its new information system, the Company does not believe that the costs of addressing the Year 2000 issue will be material. The Company has increased its overall information systems budget to accommodate the implementation of the upgraded software and Year 2000 compliance projects and has not delayed other critical information systems work due to its Year 2000 efforts.

    In addition to the software upgrade, a Company-wide committee of senior executives representing all functional areas has been established to identify, evaluate and initiate corrective actions in order to achieve Year 2000 readiness. The committee has completed the process of taking the relevant inventory, assessing risk and assigning priorities to various tasks and performing limited internal tests relative to the Company's critical functions. The committee determined that the Company's primary hardware and operating systems, which were installed in 1997, and the program supporting the Company's electronic data interchange are already Year 2000 compliant. With regard to the Company's manufacturing and other non-IT readiness for Year 2000, the Committee has not identified any issues that would have a material, adverse impact on the Company's operations' processes. The committee has developed contingency plans for the Company's critical information system which primarily consist of making its existing information system Year 2000 compliant in the event that the software upgrade is not completed by the scheduled date. In addition, contingency plans have included the development of manual intervention processes for critical functions. The committee's expectation is that the remedial tasks relative to the Company's critical functions will be completed by June 30, 1999, and that full integrated testing will be completed by October 31, 1999. In addition, the committee has requested and received documentation from all key customers, suppliers and other business partners that their organizations will be ready for the year 2000. While the Company cannot warrant that all the systems of its business partners will be Year 2000 compliant, based on currently available information, the Company expects no significant business interruptions due to non-compliance by any particular entity.

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

 5. Significant changes in competitive factors, including product pricing conditions affecting the Company.

 6. Governmental/regulatory actions and initiatives, including those affecting financings.

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

 13. Completion of the Company's restructuring plan.

    The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after date hereof.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facility which bear interest based on floating rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates on its floating rate debt and may do so in the future. However, there were no amounts received under the agreement in 1998, 1997, and 1996.

    At December 31, 1998, the Company had approximately $235.1 million of variable rate debt obligations outstanding with a weighted average interest rate of 8.48%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 31, 1998, would change interest expense by approximately $2.0 million.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a)(1) of the Exhibit Index for a listing of the Company's financial statements included with this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in response to this Item is incorporated herein by reference from the Registrant's Proxy Statement for April 27, 1999 Annual Meeting of Stockholders.

ITEM 11  EXECUTIVE COMPENSATION

    The information required in response to this Item is incorporated herein by reference from the Registrant's Proxy Statement for April 27, 1999 Annual Meeting of Stockholders.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in response to this Item is incorporated herein by reference from the Registrant's Proxy Statement for April 27, 1999 Annual Meeting of Stockholders.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in response to this Item is incorporated herein by reference from the Registrant's Proxy Statement for April 27, 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
AMERICAN PAD & PAPER COMPANY AND SUBSIDIARIES

Responsibility for the Consolidated Financial Reports......................................................          41

Report of Independent Accountants..........................................................................          42

Consolidated Balance Sheets at December 31, 1998 and 1997..................................................          43

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.................          44

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................          45

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1998,
  1997, and 1996...........................................................................................          46

Notes to Consolidated Financial Statements.................................................................          47

ITEM 14(A)(2)  FINANCIAL STATEMENT SCHEDULES

    Other than the schedule listed below, the information required by this item is included in the consolidated financial statements or is omitted because the schedules are not applicable to the Company.

                   VALUATION AND QUALIFYING ACCOUNTS SCHEDULE
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                   BALANCE AT   CHARGED TO    CHARGED TO
                                                    BEGINNING    COSTS AND       OTHER                    BALANCE AT
                                                    OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS   END OF PERIOD
                                                   -----------  -----------  -------------  -----------  -------------
Allowance for doubtful accounts and                                                     (a)           (b)
  sales returns.......................
                                             1998   $   2,794    $   4,204     $      --     $   4,750     $   2,248
                                             1997       2,216        3,279           225         2,926         2,794
                                             1996       2,512        1,079           154         1,529         2,216

Inventory obsolescence reserve........                                                  (a)           (b)
                                             1998   $   1,647    $   2,332     $      --     $     462     $   3,517
                                             1997       2,135           32           300           820         1,647
                                             1996         275        1,038         1,799           977         2,135

------------------------

(a) APB 16 purchase accounting

(b) Accounts written off and customer returns

ITEM 14(B)  REPORTS ON FORM 8-K

    The Company filed the following Current Reports on Form 8-K during 1998 and through March 15, 1999:

    (1) Current Report on Form 8-K filed May 21, 1998, relating to the Company's May 7, 1998, press release reporting the Company's first quarter 1998 results.

    (2) Current Report on Form 8-K filed June 17, 1998, relating to the Company's June 2, and June 10, 1998, press releases announcing the appointments of James W. Swent III as Executive Vice President and Chief Financial Officer, and David N. Pilotte as Vice President and Controller.

    (3) Current Report on Form 8-K filed July 22, 1998, relating to the Company's July 9, July 16 and July 20, 1998, press releases. A press release on July 9, 1998, announcing the appointment of James W. Swent III as Chief Executive Officer and Board member, and the appointment of Robert C. Gay as Chairman of the Board. A press release on July 9, 1998, announcing that the Company had received a 30 day waiver to its current lending agreement and that based on preliminary second quarter results, the Company was in violation of certain financial covenants of the agreement. A press release on July 16, 1998, reporting the Company's second quarter 1998 results. A press release on July 20, 1998, announcing the appointment of William L. Morgan as Executive Vice President, Operations.

    (4) Current Report on Form 10Q filed August 14, 1998, relating to the Company's July 31, 1998, press release. A press release on July 31, 1998, announcing the waiver extension on bank covenants until September 30, 1998.

    (5) Current Report on Form 8-K filed September 1, 1998, relating to the Company's August 17 and August 18, 1998, press releases. A press release on August 17, 1998, announcing the Company's first step in its restructuring plan. A press release on August 18, 1998, announcing the Company's appointment of John Hill to the position of Vice President of the AMPAD Division.

    (6) Current Report on Form 8-K filed October 15, 1998, relating to the Company's September 30, October 7, and October 14, 1998, press releases. A press release on September 30, 1998, announcing that the Company's lending group amended the original lending agreement. A press release on October 7, 1998, announcing an update of the Company's restructuring plans. A press release on October 14, 1998, announcing the resignation of Timothy Needham, President and Chief Operating Officer.

    (7) Current Report on Form 8-K filed October 26, 1998, relating to the Company's October 15 and October 16, 1998, press releases. A press release on October 15, 1998, announcing the Company's third quarter and year-to-date results. A press release on October 16, 1998, announcing the Company's appointments of John H. Rodgers to Senior Vice President, General Counsel and Secretary, Mark S. Lipscomb to Vice President Corporate Communications, Patrick D. "Dan" Lane to Treasurer, Robert D. Dunn to Vice President, Corporate Development and Planning, and Deborah
        A. Garrett to Vice President, Human Resources.

    (8) Current Report on Form 10-Q filed November 11, 1998, relating to the Company's November 10, 1998, press release. A press release on November 10, 1998, announcing the closing of the Company's plant in Kosciusko, Mississippi.

    (9) Current Report on Form 8-K filed December 17, 1998, relating to the Company's December 2, 1998, press release. A press release on December 2, 1998, announcing the Company's appointment of James V. Heim as President of its AMPAD division.

   (10) Current Report on Form 8-K filed January 22, 1999, relating to the Company's January 8, 1999, press release. A press release on January 8, 1999, announcing that the NYSE is delisting the Company's common stock.

   (11) Current Report on Form 8-K filed February 4, 1999, relating to the Company's January 19, 1999, January 26, 1999, and February 1, 1999, press releases. A press release on January 19, 1999, announcing that the Company's plant in Dallas, Texas will be closed and consolidated as part of a previously announced restructuring plan. A press release on January 26, 1999, announcing that the Company will begin trading on the NASD OTC Bulletin Board System under the symbol AMPP effective January 26, 1999. A press release on February 1, 1999, announcing that the Williamhouse division of the Company will increase the price of White Wove Commodity Envelopes to its customers by approximately 7% effective February 15, 1999.

   (12) Current Report on Form 8-K filed February 24, 1999, relating to the Company's February 9, 1999, and February 17, 1999, press releases. A press release on February 9, 1999, announcing the appointments of William J. Mays as Vice President of Operations and Leon W. Hall as Vice President of Sales for AMPAD. A press release on February 17, 1999, announcing financial results for the fourth quarter and year ended December 31, 1998.

ITEM 14(B)  EXHIBITS

    See Exhibit Index which follows on pages 69 to 71.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AMERICAN PAD & PAPER COMPANY
                                AND SUBSIDIARIES

                                                                                                           PAGE NO.
                                                                                                          -----------
Responsibility for the Consolidated Financial Reports...................................................          41

Report of Independent Accountants.......................................................................          42

Consolidated Balance Sheets at December 31, 1998 and 1997...............................................          43

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996..............          44

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..............          45

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997
  and 1996..............................................................................................          46

Notes to Consolidated Financial Statements..............................................................          47

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

    To help ensure the accuracy and integrity of the Company's financial data, management maintains a system of internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. Internal financial and operations management monitors these controls. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy. Careful selection of employees and appropriate divisions of responsibility also help us to achieve our control objectives.

    The financial statements have been audited by the Company's independent accountants, PricewaterhouseCoopers LLP. Their report is shown on page 42.

    The Board of Directors, acting through its Audit Committee composed entirely of outside directors, oversees the adequacy of the Company's control environment. The Audit Committee meets periodically with representatives of PricewaterhouseCoopers LLP and internal financial management to review accounting, control, auditing and financial reporting matters. The independent accountants also have full and free access to meet privately with the Audit Committee.

/s/ James W. Swent III                         /s/ David N. Pilotte
--------------------------------------------   --------------------------------------------
James W. Swent III                             David N. Pilotte
Chief Executive Officer and                    Vice President and Corporate Controller
Chief Financial Officer                        (Principal Accounting Officer)
(Principal Executive Officer and
Principal Financial Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Pad & Paper Company

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 37 and 38 present fairly, in all material respects, the financial position of American Pad & Paper Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 1999

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
ASSETS

Current assets:
  Cash..................................................................................  $     1,371  $     4,855
  Accounts receivable...................................................................       60,660       74,203
  Inventories...........................................................................      112,169      154,359
  Income taxes receivable...............................................................        1,700        4,059
  Prepaid expenses and other current assets.............................................        1,240        1,402
  Deferred income taxes.................................................................           40       11,992
                                                                                          -----------  -----------
    Total current assets................................................................      177,180      250,870
  Property and equipment................................................................      152,198      151,390
  Intangible assets.....................................................................      185,805      233,698
  Other.................................................................................        2,654        2,443
                                                                                          -----------  -----------
    Total assets........................................................................  $   517,837  $   638,401
                                                                                          -----------  -----------
                                                                                          -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.....................................................  $     1,236  $     1,538
  Accounts payable......................................................................       49,598       56,356
  Accrued expenses......................................................................       47,078       40,157
  Income taxes payable..................................................................          300           --
  Restructuring charges.................................................................        5,660           --
                                                                                          -----------  -----------
    Total current liabilities...........................................................      103,872       98,051
Long-term debt..........................................................................      373,675      398,577
Deferred income taxes...................................................................       16,972       39,477
Other...................................................................................        1,288        1,630
                                                                                          -----------  -----------
    Total liabilities...................................................................      495,807      537,735
                                                                                          -----------  -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 150,000 shares authorized, no shares issued and
    outstanding.........................................................................           --           --
  Common stock, voting, $.01 par value, 75,000,000 shares authorized, 27,724,045 and
    27,435,839 shares issued and outstanding, respectively..............................          277          274
  Additional paid-in capital............................................................      301,287      301,279
  Accumulated deficit...................................................................     (279,534)    (200,887)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................       22,030      100,666
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................  $   517,837  $   638,401
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  662,031  $  687,335  $  583,859
Cost of sales................................................................     597,456     598,416     466,385
                                                                               ----------  ----------  ----------
  Gross profit...............................................................      64,575      88,919     117,474
                                                                               ----------  ----------  ----------

Operating expenses:
  Selling and marketing......................................................      21,261      22,246      16,964
  General and administrative.................................................      31,840      19,133      16,438
  Restructuring charges......................................................       5,741          --          --
  Losses on sales of accounts receivable.....................................       3,226       2,954       1,823
  Amortization of goodwill and intangible assets.............................       5,939       6,110       4,488
  Management fees and services...............................................       2,030       4,871       3,880
  Write down of assets--Shade/Allied.........................................      41,000          --          --
                                                                               ----------  ----------  ----------
                                                                                  111,037      55,314      43,593
                                                                               ----------  ----------  ----------
Income (loss) from operations................................................     (46,462)     33,605      73,881

Other income (expense):
  Interest...................................................................     (44,970)    (37,843)    (42,968)
  Other income, net..........................................................       1,411         389       1,153
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and extraordinary item.....................     (90,021)     (3,849)     32,066
Provision (benefit) for income taxes.........................................     (11,374)        642      13,852
                                                                               ----------  ----------  ----------
Income (loss) before extraordinary item......................................     (78,647)     (4,491)     18,214
Extraordinary loss from extinguishment of debt (net of income tax benefits of
  $13,009)...................................................................          --          --     (19,995)
                                                                               ----------  ----------  ----------
Net loss.....................................................................  $  (78,647) $   (4,491) $   (1,781)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Basic earnings per share:
  Income (loss) before extraordinary item....................................  $    (2.84) $    (0.16) $     1.05
  Extraordinary item.........................................................          --          --       (1.15)
                                                                               ----------  ----------  ----------
  Net loss...................................................................  $    (2.84) $    (0.16) $    (0.10)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Diluted earnings per share:
  Income before extraordinary item...........................................  $    (2.84) $    (0.16) $     0.99
  Extraordinary item.........................................................          --          --       (1.09)
                                                                               ----------  ----------  ----------
  Net loss...................................................................  $    (2.84) $    (0.16) $    (0.10)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Weighted average shares outstanding:
  Basic......................................................................      27,718      27,431      17,408
  Diluted....................................................................      27,718      27,431      18,426

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net loss.....................................................................  $ (78,647) $  (4,491) $  (1,781)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Deferred income taxes......................................................    (11,674)       642     13,361
    Depreciation...............................................................     13,830     12,529      9,765
    Amortization of goodwill and intangible assets.............................      5,939      6,110      4,488
    Write down of assets--Shade/Allied.........................................     41,000         --         --
    Restructuring charges......................................................      5,741         --         --
    Extraordinary loss on extinguishment of debt...............................         --         --     19,995
    Amortization of debt issuance costs........................................      4,277      2,529      3,790
    (Gain) loss on sale of assets..............................................       (859)        86        (94)
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable......................................................     17,543    (17,300)   (25,625)
      Income tax receivable....................................................      3,479     (4,059)     3,657
      Inventories..............................................................     42,190    (44,186)    (2,030)
      Prepaid expenses and other...............................................        163        598      1,721
      Income tax payable.......................................................        300         --         --
      Accounts payable.........................................................     (6,758)     4,553      1,819
      Accrued expenses.........................................................      6,841    (22,049)    (4,294)
      Other assets and liabilities.............................................     (1,096)     2,629     (1,556)
                                                                                 ---------  ---------  ---------
    Net cash provided by (used in) operating activities........................     42,269    (62,409)    23,216
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of stock and net assets of businesses, including acquisition costs..         --    (50,677)   (52,964)
  Purchases of property and equipment..........................................    (14,379)   (23,095)   (14,609)
  Proceeds from sale of assets.................................................      1,221      4,056      2,056
  Net cash generated from assets held for sale.................................         --         --     49,277
                                                                                 ---------  ---------  ---------
    Net cash used in investing activities......................................    (13,158)   (69,716)   (16,240)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings on credit agreement and long-term debt........................         --    130,400    192,773
  Repayment of long-term debt..................................................    (25,826)    (2,268)  (380,317)
  Redemption premiums and penalties included in extraordinary loss.............         --         --     (7,700)
  Debt issuance costs..........................................................     (2,780)        --     (9,584)
  Repayment of old accounts receivable financing facility......................         --         --    (45,000)
  Net proceeds from new accounts receivable financing facility.................     (4,000)     6,000     54,000
  Options and management stock purchase plan...................................         11        558         --
  Proceeds from initial public offering, net...................................         --         --    172,801
                                                                                 ---------  ---------  ---------
    Net cash provided by (used in) financing activities........................    (32,595)   134,690    (23,027)
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash................................................     (3,484)     2,565    (16,051)
Cash, beginning of year........................................................      4,855      2,290     18,341
                                                                                 ---------  ---------  ---------
Cash, end of year..............................................................  $   1,371  $   4,855  $   2,290
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...................................................................  $  42,807  $  34,292  $  38,785
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
    Income taxes...............................................................  $     367  $   4,519  $     470
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental disclosure of noncash investing activity:
  Notes payable issued to purchase equipment...................................  $     621  $      --  $     500
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                             PREFERRED STOCK            COMMON STOCK
                                          ----------------------  ------------------------   PAID-IN   ACCUMULATED
                                            SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL     DEFICIT       TOTAL
                                          -----------  ---------  -----------  -----------  ---------  ------------  ---------
Balance at December 31, 1995............          58   $ 113,887       7,307    $      73   $  14,234   $ (194,615)  $ (66,421)
Conversion of preferred stock to common
  stock.................................         (58)   (113,887)      7,593           76     113,811           --          --
Proceeds from initial public offering of
  common stock..........................          --          --      12,500          125     172,676           --     172,801
Net loss................................          --          --          --           --          --       (1,781)     (1,781)
                                                 ---   ---------  -----------       -----   ---------  ------------  ---------
Balance at December 31, 1996............          --          --      27,400          274     300,721     (196,396)    104,599
Common stock sold under the management
  stock purchase plan...................          --          --          36           --         558           --         558
Net loss................................          --          --          --           --          --       (4,491)     (4,491)
                                                 ---   ---------  -----------       -----   ---------  ------------  ---------
Balance at December 31, 1997............          --          --      27,436          274     301,279     (200,887)    100,666
Exercise of stock options...............          --          --         288            3           8           --          11
Net loss................................          --          --          --           --          --      (78,647)    (78,647)
                                                 ---   ---------  -----------       -----   ---------  ------------  ---------
Balance at December 31, 1998............          --   $      --      27,724    $     277   $ 301,287   $ (279,534)  $  22,030
                                                 ---   ---------  -----------       -----   ---------  ------------  ---------
                                                 ---   ---------  -----------       -----   ---------  ------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

    On October 3, 1995, the Company agreed to acquire in a merger transaction all of the outstanding stock of WR Acquisition, Inc. ("WR"). In a series of transactions, the Company exchanged 100% of the stock of its wholly owned subsidiary, AMPAD, for newly issued shares of WR. WR then contributed AMPAD to its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., renamed American Pad & Paper Company of Delaware, Inc. (referred to hereafter on a pre-October 31, 1995 basis as "Williamhouse-Regency" and on a post-October 31, 1995 basis as "AP&P Delaware"), in exchange for a right to receive $140.0 million of merger consideration. The Company, principally using bank borrowings by AP&P Delaware aggregating $245.0 million, funded WR's right to receive the merger consideration. WR in turn repurchased 100% of the WR shares not owned by the Company. The Company accounted for the transaction as a purchase of the stock of WR. As a result of the transactions, the Company now owns 100% of WR, which in turn owns 100% of AP&P Delaware.

    The financial statements of the Company include the historical accounts and operations of the Company and AP&P Delaware. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of AMPAD, the envelope operations of Williamhouse and Niagara, and the continuous form operations of Shade/Allied since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation used in the accounts receivable financing facility. All significant intercompany balances have been eliminated.

    AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

    The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the Notes. The Company is providing the holders of the Notes with its quarterly and annual consolidated financial statements as well as its periodic reports as filed with the Securities and Exchange Commission. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholders' equity at December 31, 1998, consists of one hundred shares of $0.01 par value common stock, paid in capital of $202.4 million and an accumulated deficit of $180.3 million and, in total, is equal to the stockholders' equity of the Company. The Company believes that providing such consolidated financial statements satisfies the financial information and debt compliance reporting needs of the holders of the Notes.

    BUSINESS

    The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through two complementary divisions: AMPAD (writing pads, file folders, retail envelopes, and other paper-based office products) and Williamhouse (business envelopes and seasonal greeting cards). The Company's products are distributed

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS (CONTINUED) through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers.

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

    REVENUE RECOGNITION

    The Company recognizes revenue upon shipment of the product. All risks and rewards of ownership pass to the customer upon shipment. Damaged or defective products may be returned to the Company for replacement or credit. The Company also offers sales volume rebates or contractual allowance payments to customers based on their level of sales activity or period of time customers agree to sell the Company's products, which period does not exceed three years. The effects of returns, discounts and other incentives are estimated and recorded at the time of shipment. Volume rebates are estimated and recorded based on sales activity or amount of time customers agree to sell the Company's products.

    CONCENTRATION OF CREDIT RISK

    The Company sells its products into various wholesale and retail channels, primarily for the commercial office products marketplace. Management believes its credit policies are prudent and reflect normal industry terms and business risks. The Company performs periodic credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. An allowance is

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maintained at a level that management believes is sufficient to cover potential credit losses including potential losses on receivables sold with recourse.

    INVENTORIES

    Inventories, which consist primarily of paper and converted paper products, are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. Costs include material, labor and overhead.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets. Significant repairs or improvements, which extend the useful life of an asset, are capitalized and depreciated over the asset's remaining useful life. Interest costs associated with capital projects during the time that expenditures have been made until the asset is placed in service are capitalized as part of the historical cost of the asset.

    GOODWILL AND INTANGIBLE ASSETS

    Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Intangible assets represent trade names acquired in the WR and Shade/Allied acquisitions and are amortized using the straight-line method. Trade names in the aggregate gross amount of $31.7 million and $6.2 million for WR are amortized over 40 and 15 years, respectively, and originally, trade names totaling $5.6 million for Shade/Allied were amortized over 40 years. In the second quarter of 1998, the Company wrote off $39.9 million of goodwill and $1.1 million of trade names associated with the Shade/ Allied continuous forms business. (See foontote 5 "Impairment of Shade/Allied Long-Lived Assets.") Amortization expense was $5.9 million in 1998, $6.1 million in 1997 and $4.5 million in 1996.

    LONG-LIVED ASSETS

    The Company periodically reviews the net realizable value of its long-lived assets, including goodwill and intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the carrying value of the asset is reduced to a level commensurate with a discounted cash flow analysis. Based upon its most recent analysis, the Company does not believe an impairment of long-lived assets exists at December 31, 1998.

    DEBT ISSUANCE COSTS

    Costs associated with debt issuance are capitalized and amortized to interest expense using the effective interest method of accounting over the terms of the related debt agreement.

    INCOME TAXES

    The Company accounts for income taxes following the liability method, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and tax operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. The Company periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not reasonably assured. In 1998, the Company recorded a deferred tax valuation allowance of $6.3 million.

    DERIVATIVES

    In January 1996, the Company entered into a four-year interest rate cap that entitles the Company to receive, on a quarterly basis from the counterparty, the amount, if any, by which LIBOR exceeds 6.5% for the first two years of the agreement and 7.5% for the last two years on a notional principal amount of $100.0 million. The counterparty to this agreement is a large financial institution. Premiums are amortized as interest expense over the term of the agreement. Amounts receivable under the agreement are recorded as a reduction of interest expense. There were no amounts received under this agreement in 1998, 1997, or 1996.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of senior bank debt bearing interest at floating rates approximates fair value. At December 31, 1998, the carrying value of the Notes of $130.0 million compares to the Notes' fair value of $87.1 million based on quoted market trades.

    RECLASSIFICATIONS

    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified in order to conform to the presentation in the 1998 consolidated financial statements.

    NEW ACCOUNTING PRONOUNCEMENTS

    The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 effective January 1, 1999, and took a pre-tax charge of approximately $725,000 in January 1999 reflecting the write off of previously recorded start-up costs.

    The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", in March 1998. The SOP requires capitalization of qualifying costs, as defined, relating to the developing or obtaining internal use software and the expensing of internal costs for maintenance. The SOP is effective for the year ending December 31, 1999, and is not expected to have a material effect on the Company's results of operations.

3. ACQUISITIONS

    SHADE/ALLIED, INC.

    Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied"). This acquisition was accounted for under the purchase

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS (CONTINUED)
method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $50.7 million, consisting of cash of $49.5 million and direct acquisition costs of $1.2 million. The Company financed this acquisition with proceeds from its revolving credit facility. The aggregate acquisition costs were allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $4.6 million; inventory of $5.8 million; prepaid and other assets of $129,000; property and equipment of $14.5 million; identifiable intangible assets of $5.6 million; other long term assets of $725,000; accounts payable of $6.9 million; accrued liabilities of $7.2 million; income taxes payable of $215,000; deferred income tax payable of $6.7 million; and pension liability of $1.0 million. The aggregate acquisition costs exceeded the fair market value of net assets acquired by $41.4 million. Accordingly, goodwill was recorded and was amortized on the basis of a 40 year life until it was written off as of June 30, 1998. (SEE FOOTNOTE 5, "IMPAIRMENT OF SHADE/ALLIED LONG-LIVED ASSETS.") The operating results of the acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

    NIAGARA ENVELOPE COMPANY, INC.

    Effective June 28, 1996, the Company acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $48.2 million and consisted of cash of $45.2 million and direct acquisition costs of $3.0 million. Additionally, the Company paid $5.0 million at closing under a one-year consulting service agreement. The Company financed the acquisition primarily through proceeds from the sale of the Personalizing division described below. The aggregate acquisition costs have been allocated to the assets acquired and liabilities assumed as follows: cash of $238,000; accounts receivable of $11.0 million; inventories of $11.9 million; prepaid and other assets of $1.6 million; management services agreement of $5.0 million; property and equipment of $26.8 million; deferred income tax liability of $2.2 million; accounts payable of $6.1 million; accrued expenses of $10.5 million; other noncurrent liabilities of $381,000; and assumed debt of $3.9 million. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19.8 million. Accordingly, goodwill was recorded and is being amortized over 40 years. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition. In both 1997 and 1996, the Company recorded $2.5 million as management fees and services for the amortization of the consulting service agreement.

    WR ACQUISITION, INC./WILLIAMHOUSE-REGENCY

    The Company acquired WR Acquisition, Inc. and its wholly owned subsidiary Williamhouse-Regency of Delaware, Inc. through a merger transaction effective October 31, 1995. The Personalizing stationery and invitations division acquired in the acquisition was identified by management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Personalizing division from the date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Personalizing division. On June 27, 1996, the Personalizing division was sold for net proceeds of $47.9 million. The net proceeds from the sale exceeded the carrying amount of the asset held for sale by $1.6 million. As such, the preliminary purchase price allocation was adjusted resulting in a $959,000 addition to goodwill. During the six month period ended June 30, 1996, the Personalizing division had

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS (CONTINUED)
operating income of $2.4 million and interest carrying costs of $1.9 million, which have been excluded from the consolidated statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

    PRO FORMA RESULTS OF OPERATIONS

    The following summary for the year ended December 31, 1996, presents the results of operations on a pro forma basis, as if the Niagara and Shade/Allied acquisitions had occurred as of January 1, 1996, (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). As Shade/Allied was acquired effective February 11, 1997, the pro forma results for the year ended December 31, 1997, are not materially different from the actual results and therefore are not reported here. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                                                     YEAR ENDED DECEMBER 31,
                                                                              1996
                                                                   ---------------------------
(in thousands except per share amount)
Net sales........................................................          $   730,801
                                                                              --------
                                                                              --------
Income before income taxes.......................................          $    41,257
                                                                              --------
                                                                              --------
Net income.......................................................          $    23,434
                                                                              --------
                                                                              --------
Diluted earnings per share.......................................          $      1.27
                                                                              --------
                                                                              --------

    ACQUISITION INTEGRATION COSTS

    At acquisition, certain costs were expected to be incurred in connection with the Company's plans to integrate and consolidate certain plant, administrative, sales and corporate functions of Williamhouse, Niagara and Shade/Allied. Such costs, estimated to total $27.5 million, included lease termination expenses, severance and contractual change of control benefits, and the liabilities for such costs were included in the purchase price allocation within accrued expenses. The remaining $6.2 million of the acquisition integration costs is intended to cover the remaining costs of integrating plants, administrative, sales and corporate functions which is expected to be substantially completed during the next year.

4. RESTRUCTURING CHARGES

    On September 1, 1998, the Company announced a plan to rationalize its manufacturing operations. The plan includes plant consolidations, equipment moves, plant/product changes, warehouse consolidations, and the addition of new distribution centers. The rationalization is expected to result in an approximate 14-18% reduction in manufacturing space and a net 7% reduction (approximately 250 employees, primarily in manufacturing) in the workforce. The third quarter restructuring charge of $5.7 million represents part of the Company's rationalization plan and includes employee termination costs, including severance and benefits totaling $1.8 million, costs to exit facilities of $2.5 million, lease termination costs of $500,000 and property taxes after ceasing operations of $900,000.

    The Company has announced two plant closings as part of the rationalization plan. The closing of the Kosciusko, Mississippi plant was announced on November 10, 1998. The closing of the Dallas, Texas plant

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. RESTRUCTURING CHARGES (CONTINUED)
was announced on January 19, 1999. As of December 31, 1998, 67 employees have been severed and severance payments totaling $81,000 have been charged to the restructuring reserve.

Restructuring Reserve Activity 1998

      (in thousands)

                                                                             EXPENDITURES     DEC. 31, 1998
                                                               1998 CHARGE      TO-DATE      ENDING BALANCE
                                                               -----------  ---------------  ---------------
Severance and benefits.......................................   $   1,848      $     (81)       $   1,767
Closing costs to exit facilities.............................       2,484             --            2,484
Lease termination costs......................................         468             --              468
Property taxes after ceasing operations......................         941             --              941
                                                               -----------         -----           ------
Total........................................................   $   5,741      $     (81)       $   5,660
                                                               -----------         -----           ------
                                                               -----------         -----           ------

    Also in 1998, the Company recorded $0.9 million of one-time implementation costs associated with the rationalization plan in cost of sales. These expenses represent professional consulting fees, costs to move equipment and efficiency costs. Estimated capital expenditures of $2.8 million and one-time implementation costs of $6.6 million that do not qualify for current recognition will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $10.0 million.

5. IMPAIRMENT OF SHADE/ALLIED LONG-LIVED ASSETS

    In June 1998, the Company's management reviewed all operations of the Company and determined that the acquired Shade/Allied continuous forms business was underperforming as a result of several factors. Principally among these factors were (i) the greater use of personal computers and desk printers resulting in lesser reliance on large mainframe printers, and (ii) the disappearance of tractor-fed personal printers from the marketplace. These two factors seemed to be driving a permanent decline of 6-8% per year in continuous forms usage. Increased competition and aggressive pricing in response to the overall decline in usage had contributed to the Company's year-over-year decline in sales and margins. Finally, certain marketing and pricing strategies and cost saving synergies assumed at the time of acquisition did not occur.

    As part of its review, management considered various alternatives for its continuous forms business including measures to improve operations, potential strategic alliances, and the possible exit of the business. At June 30, 1998, based upon management's intention to explore exiting the business, a write down of goodwill and other intangibles totaling $41 million was recorded to reduce the carrying value of the long-lived assets to their net realizable value. The Company has discussed the sale of the acquired Shade/Allied business with potential purchasers but has not reached agreement on any potential sale.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. IMPAIRMENT OF SHADE/ALLIED LONG-LIVED ASSETS (CONTINUED)

    This $41 million charge recorded at June 30, 1998, consisted of $39.9 million write down of goodwill and a $1.1 million write down of trade names. The recorded values of the property, plant and equipment and trade names at December 31, 1998, are $10.7 million and $4.3 million respectively.

    In November 1998, the continuous forms business was consolidated from six separate manufacturing facilities where forms comprised only a portion of the plant's manufacturing operations into two dedicated continuous forms plants located in DePere, Wisconsin and Lancaster, Pennsylvania. Although manufacturing efficiencies and margins have improved, management continues to consider the sale of the business as well as various other alternatives.

    At December 31, 1998, an analysis based upon the discounted expected future cash flows of the acquired continuous forms business indicated that no further write down of the carrying value of the long-lived assets was required.

6. ACCOUNTS RECEIVABLE

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accounts receivable--trade..............................................  $  59,936  $  72,975
Accounts receivable--other..............................................      2,972      4,022
Less allowance for doubtful accounts and reserves for customer
  deductions, returns and cash discounts................................     (2,248)    (2,794)
                                                                          ---------  ---------
                                                                          $  60,660  $  74,203
                                                                          ---------  ---------
                                                                          ---------  ---------

    On May 24, 1996, the Company entered into a $60.0 million accounts receivable financing facility. At December 31, 1998 and 1997, accounts receivable of $56.0 million and $60.0 million respectively were sold under this facility. All accounts are sold with recourse. Therefore, a portion of the allowance for doubtful accounts covers receivables no longer reflected on the balance sheet. Under the agreement, the maximum available under the facility is subject to change based on the level of eligible receivables as defined in the agreement. The facility matures in October 2001.

    Bad debt expense for 1998 was $2.5 million. Bad debt expense in 1997 and 1996 was not material.

7. INVENTORIES

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Raw material..........................................................  $   29,892  $   54,285
Work in process.......................................................       5,440       5,600
Finished goods........................................................      77,788     100,480
                                                                        ----------  ----------
                                                                           113,120     160,365
LIFO reserve..........................................................        (951)     (6,006)
                                                                        ----------  ----------
                                                                        $  112,169  $  154,359
                                                                        ----------  ----------
                                                                        ----------  ----------

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INVENTORIES (CONTINUED)
    In connection with the acquisitions of WR, Niagara, and Shade/Allied, total inventories for financial accounting purposes were written up by $15.8 million to fair market value at the dates of acquisition including reversal of $7.3 million related to historical LIFO reserves. Using the LIFO method of accounting, such write up formed the historical base year cost for the inventories acquired.

    In 1998, the liquidation of LIFO layers increased cost of goods sold by $1.7 million. There was no liquidation of LIFO layers in 1997, and the liquidation of LIFO layers in 1996 was not material.

8. PROPERTY AND EQUIPMENT

                                                                ESTIMATED          DECEMBER 31,
                                                             USEFUL LIVES IN  ----------------------
                                                                  YEARS          1998        1997
                                                             ---------------  ----------  ----------
                                                                                  (IN THOUSANDS)
Land.......................................................                   $    7,002  $    7,035
Buildings..................................................            40         34,585      30,308
Machinery and equipment....................................          3-12        132,721     115,168
Office furniture and fixtures..............................           3-7         12,351       9,818
Construction in progress...................................                        5,109      15,322
                                                                              ----------  ----------
                                                                                 191,768     177,651
Less accumulated depreciation..............................                      (39,570)    (26,261)
                                                                              ----------  ----------
                                                                              $  152,198  $  151,390
                                                                              ----------  ----------
                                                                              ----------  ----------

    In connection with the Shade/Allied acquisition, acquired property, plant and equipment was valued at $6.7 million in excess of its historical book value. The land was written down $34,000; buildings were written down $3.1 million; and machinery and equipment were written up $9.8 million. The Company capitalized interest expense of $443,000 and $483,000 for 1998 and 1997, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Goodwill..............................................................  $  148,460  $  189,861
Intangible assets, primarily tradenames...............................      43,665      44,284
Debt issuance costs...................................................      20,048      18,369
                                                                        ----------  ----------
                                                                           212,173     252,514
Less accumulated amortization.........................................     (26,368)    (18,816)
                                                                        ----------  ----------
                                                                        $  185,805  $  233,698
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company wrote-down goodwill and tradenames associated with its Shade/Allied forms business by $41.0 million. See note 5.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. ACCRUED EXPENSES

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Acquisition integration costs...........................................  $   6,190  $   8,534
Sales volume discounts..................................................     18,572     11,634
Salaries, wages and benefits............................................      4,922      4,242
Interest................................................................      3,808      5,927
Insurance reserves......................................................      5,550      3,959
Other...................................................................      8,036      5,861
                                                                          ---------  ---------
                                                                          $  47,078  $  40,157
                                                                          ---------  ---------
                                                                          ---------  ---------

11. LONG-TERM DEBT

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Revolving credit facility.............................................  $  235,150  $  259,400
13% Senior Subordinated Notes due 2005................................     130,000     130,000
Industrial revenue bonds..............................................       7,165       8,340
Notes payable.........................................................         584          --
Capitalized lease obligations.........................................       2,012       2,375
                                                                        ----------  ----------
                                                                           374,911     400,115
Less current portion..................................................       1,236       1,538
                                                                        ----------  ----------
                                                                        $  373,675  $  398,577
                                                                        ----------  ----------
                                                                        ----------  ----------

    Future maturities of long-term debt at December 31, 1998, are $1.2 million in 1999, $36.4 million in 2000, $201.1 million in 2001, $987,000 in 2002,
$967,000 in 2003, and $134.2 million thereafter.

    REVOLVING CREDIT FACILITY

    The Company has a revolving credit facility. In February 1998, the Company and its banking group agreed to an increase in the size of the revolving credit facility from $300.0 million to $330.0 million for a period of one year. After such time, the level of debt available under the revolving credit facility was to be reduced to $300.0 million. In December 1997, February 1998 and April 1998, certain covenants in the revolving credit facility were also modified as of the end of 1997 and for a period to end in February 1999. In 1998, the Company paid fees and expenses of $1.7 million in connection with these amendments to the credit facility.

    As a result of the second quarter 1998 loss, the Company was in default of certain covenants based on EBITDA (earnings before interest, taxes, depreciation, amortization, and certain noncash charges, as defined in the agreement) levels at June 30, 1998. On September 30, 1998, the Company amended its revolving credit facility to eliminate all prior defaults and reinstate the original $300.0 million available under the credit facility. The amended credit facility provided for permanent reductions in availability of $25.0 million in December 1998 and 1999 and $50.0 million in July 2000. Fees of $1.0 million were paid in conjunction with this amendment and will be amortized over the remaining life of the debt. This

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LONG-TERM DEBT (CONTINUED)
amendment also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 and through February 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

    On March 5, 1999, the Company again amended its revolving credit facility. The amendment rescheduled the $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998, and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000.

    Based on the Company's current level of operating results and expected operating results in 1999 and 2000, the Company expects that the scheduled $50 million reduction in July 2000 may require the Company to pursue other financing alternatives, including but not limited to refinance of its bank debt, raise new private or public debt, raise additional public equity, or to reduce capital expenditures, reduce operating costs, or sell assets. However, no assurance can be given that the Company will be able to complete the financing alternatives just described, or that the other measures will be sufficient to provide adequate liquidity to meet the Company's obligations.

    The revolving credit facility also contains covenants, which, among other things, limit the incurrence of additional indebtedness, transactions with affiliates, asset sales, acquisitions, mergers, and other matters customarily restricted in such agreements. In addition no dividends may be paid prior to March 31, 1999, and future acquisitions require the written consent of the banks. The new revolving credit facility contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA, judgment defaults, failure of any guaranty or security agreement supporting the revolving credit facility to be in full force and effect, and change of control.

    Credit extended under the new revolving credit facility bears interest at a rate per annum equal to, at the Company's option, a base rate, plus an applicable margin, or a Eurodollar rate plus an applicable margin as such terms are defined in the agreement and amendments. The applicable margin for base rate loans varies from .5% to 3.0% and the applicable margin for Eurodollar rate loans varies from 1.5% to 4.0%, each based on the Company's current leverage ratio. The revolving credit facility includes an unused commitment fee which varies from .3% to .5% depending on the Company's leverage ratio.

    At December 31, 1998 and 1997, letters of credit outstanding totaled $12.3 million and $13.0 million, respectively. Letters of credit reduce availability under the revolving credit facility. Availability is further reduced to the extent of the net proceeds from the sales of assets, the net proceeds from the issuance of debt, or 50% of the net proceeds from the issuance of equity.

    SENIOR SUBORDINATED NOTES

    AP&P Delaware issued $200.0 million of 13% Senior Subordinated Notes through a private placement in December 1995. Proceeds from the issue were used to repurchase $100.0 million of publicly-traded

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LONG-TERM DEBT (CONTINUED)
notes issued by Williamhouse-Regency and assumed by the Company in its acquisition of WR and to redeem preferred stock, preferred stock equivalents, and Class P common stock in the aggregate amount of $75.0 million.

    In June 1996, AP&P Delaware completed an exchange of the privately held notes for publicly traded notes ("Notes") with substantially identical terms. The Notes are unsecured and subordinated to all senior bank debt. Interest is payable semi-annually on May 15 and November 15. The Notes are redeemable on and after November 15, 2000, at AP&P Delaware's option, at redemption prices ranging from 106.5% of the face value of the notes in 2000 to 100% of the face value of the notes in 2003 or thereafter. Subsequent to the Company's initial public offering of common stock in July 1996, AP&P Delaware repaid $70.0 million of the Notes.

    The Notes are fully and unconditionally guaranteed by all subsidiaries of AP&P Delaware, except Notepad, on a joint, several and senior subordinated basis. The Company is not a guarantor of the Notes. The Notes contain restrictive covenants which, among other things, limit dividends, repurchase of capital stock and investments, incurrence of additional indebtedness, transactions with affiliates and other matters customarily restricted in such agreements.

    OTHER

    At December 31, 1998, the Company had outstanding various industrial revenue bonds in the aggregate amount of $7.2 million. The bonds bear interest at rates ranging from 3.2% to 4.8%. Aggregate annual principal payments ranging from $650,000 to $1.2 million are due through 2010. The payment of principal and interest on the bonds is secured by letters of credit and guarantees by the Company. In addition, the Company entered into six notes payable contracts totaling $621,000 for the purchase of equipment in 1998.

    The Company incurred fees related to financing transactions of approximately $8.6 million in 1996 which have been deferred and are being amortized using the effective interest method over the respective lives of the agreements.

    An extraordinary after-tax loss on extinguishment of debt of $20.0 million ($33.0 million pre-tax) is reflected in the consolidated statement of operations for the year ended December 31, 1996. This was a result of $7.7 million of prepayment penalties associated with the repayment of $70.0 million of Notes, the write off of $25.3 million of unamortized deferred financing costs in connection with such Notes and with the Company's old revolving credit facility.

12. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    In July, 1996, the Company sold 12,500,000 shares of common stock in an initial public offering. The net proceeds amounted to $172.8 million after deducting underwriting discounts, legal and accounting fees, registration fees and travel expenses. The Company used the proceeds and working capital to: (i) repay $95.8 million on the indebtedness incurred under the old bank credit agreement, (ii) redeem $70.0 million principal amount of the 13% Notes from the holders thereof on a pro rata basis, and (iii) pay $7.7 million in redemption premium on such Notes.

    Prior to the completion of the initial public offering, the Company's shareholders approved an 8.1192-for-one stock split for all of the then outstanding common stock shares and common stock options. Concurrently with the stock split, all of the outstanding preferred stock and preferred stock options were

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

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

    The preferred stock has no dividend rights and , except as required by law, is non-voting. There was no preferred stock outstanding during 1998 and 1997.

STOCK OPTIONS

    1992 OPTION PLAN. On July 31, 1992, the Board of Directors of the Company adopted the AMPAD HOLDING CORPORATION 1992 KEY EMPLOYEES STOCK OPTION PLAN ("1992 Option Plan"), which authorized grants of stock options and the sale of common stock to current or future employees, directors, consultants or advisers of the Company or its subsidiaries. During 1992, 1994 and 1995, the Company granted options to purchase 2,839,000 shares of common stock to three of its officers, who were also stockholders, at weighted average purchase prices ranging from $.007 to $1.65 per share. Currently, all options granted pursuant to the 1992 Option Plan are exercisable and originally expired 15 months after the termination of the option holder's employment with the Company or any of its subsidiaries. The expiration period for certain options granted under this plan were extended in 1998 upon termination of employment of the option holders. The extension of the option terms did not result in compensation expense in excess of that previously recorded upon granting of options. On June 22, 1996, the Board of Directors terminated the 1992 Option Plan.

    1996 OPTION PLAN. On June 22, 1996, the Company adopted the 1996 KEY EMPLOYEES STOCK OPTION INCENTIVE PLAN ("1996 Option Plan"). The 1996 Option Plan provides for the granting to employees and other key individuals who perform services for the Company the following types of incentive awards: options to purchase common stock, stock appreciation rights with respect to the common stock, restricted shares of common stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1996 Option Plan. The 1996 Option Plan affords the Company flexibility in tailoring incentive compensation to support corporate and business objectives, and to anticipate and respond to changing business environments and competitive compensation practices.

    An aggregate of 1,500,000 shares of common stock of the Company has been reserved for issuance under the 1996 Option Plan. Except for any other adjustments made by the Board of Directors relating to a stock split or certain other changes in the number of shares of common stock, or to reflect extraordinary corporate transactions, further increases in the number of shares authorized for issuance under the 1996 Option Plan must be approved by the stockholders of the Company. Stock options granted during 1996 under the Option Plan have a maximum term of ten years and vest equally over three years. During 1996, the Company granted options to purchase 742,000 shares of common stock at a weighted average purchase price of $15.00 per share. During 1998, the Company granted options to purchase 1,221,000 shares of common stock at a weighted averaged purchase price of $3.32 per share. Effective October 1, 1998, all options outstanding under the 1996 Option Plan were repriced at $4.50 per share. As part of the repricing, options outstanding were reduced using a conversion ratio of .8 repriced option share for each former option shares and the vesting period was restarted.

    NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. On June 22, 1996, the Company adopted the NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. Pursuant to the Non-Employee Director Stock Option Plan, each

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED) non-employee director will receive a one-time option grant to purchase 25,000 shares of common stock upon election or appointment to the Board. In addition, each director will receive an annual grant of options to purchase 2,000 shares of common stock beginning on the latter of the date of such director's fourth anniversary of being elected to the Board, or four years from the initial public offering date. The initial one-time grants will vest over three years with 50% vesting in the first year and 25% in the subsequent two years. The annual grants will vest in three equal installments. The exercise price for all options granted under the Non-Employee Director Stock Option Plan will be at fair market value as of the date of grant. Options granted under the Non-Employee Director Stock Option Plan terminate ten years after the date such options become exercisable. An aggregate of 350,000 shares of common stock has been reserved for issuance under the Non-Employee Director Stock Option Plan. During 1996, the Company granted options to purchase 125,000 shares of common stock to the Company's non-employee directors at a weighted average purchase price of $17.38 per share. In 1998, the Company granted options to purchase 25,000 shares of common stock to a new director at $4.75 per share.

    MANAGEMENT STOCK PURCHASE PLAN. On June 22, 1996, the Company adopted the MANAGEMENT STOCK PURCHASE PLAN. The Management Stock Purchase Plan is designed to provide equity incentives to selected members of the Company's management, including employee Directors and executive officers. The Compensation Committee of the Board of Directors, upon the recommendation of the Company's Chief Executive Officer, will select eligible participants. Under the Management Stock Purchase Plan, eligible participants will be able to elect to purchase shares of common stock in lieu of up to 25% of their annual incentive bonuses. The common stock will be sold under the Management Stock Purchase Plan at a 25% discount from the fair market value on the date of purchase. An aggregate of 250,000 shares of common stock has been reserved under the plan and 36,000 shares were sold in 1997.

    OTHER OPTIONS. During 1998, the Company granted options to purchase 800,000 shares of common stock at $2.00 in connection with the recruiting of executive officers. These options were approved by the Board of Directors and issued without stockholder approval pursuant to rules of the New York Stock Exchange. These options were not issued under any of the previously mentioned plans.

    For the three years ended December 31, 1998, stock option activity is as follows:

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                                     SHARES SUBJECT     EXERCISE
                                                                                        TO OPTION         PRICE
                                                                                     ---------------  -------------
                                                                                         (SHARES IN THOUSANDS)
Balance, December 31, 1995.........................................................         2,227       $   0.160
Stock options granted..............................................................           867       $  15.343
                                                                                            -----
Balance, December 31, 1996.........................................................         3,094       $   4.413
Stock options forfeited............................................................           (80)      $  15.000
                                                                                            -----
Balance, December 31, 1997.........................................................         3,014       $   4.132
Stock options granted..............................................................         2,046       $   2.826
Stock options exercised............................................................          (288)      $   0.038
Stock options cancelled due to reprice.............................................          (517)      $  10.497
Stock options granted due to reprice...............................................           413       $   4.500
Stock options forfeited............................................................          (451)      $  14.582
                                                                                            -----
Balance, December 31, 1998.........................................................         4,217       $   1.919
                                                                                            -----
                                                                                            -----

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
In 1998, 622,000 options were granted above fair market value on the date of grant, 1,374,000 options were granted at fair market value on the date of the grant, and 50,000 options were granted below fair market value the date of the grant. Stock based compensation expense relative to the options granted below fair market value for 1998 was not material.

    As of December 31, 1998, the following information is presented for stock options outstanding.

(shares in thousands)

                                          WEIGHTED AVERAGE                                      WEIGHTED
                            NUMBER            REMAINING          WEIGHTED          NUMBER        AVERAGE
RANGE OF EXERCISE       OUTSTANDING AT   CONTRACTUAL LIFE IN      AVERAGE      EXERCISABLE AT   EXERCISE
    PRICES                 12/31/98             YEARS         EXERCISE PRICE      12/31/98        PRICE
----------------------  ---------------  -------------------  ---------------  ---------------  ---------
 $   0.007                       701                0.8          $   0.007              701     $   0.007
     0.028                     1,007                1.7              0.028            1,007         0.028
     0.440                       103                0.8              0.440              103         0.440
     0.131-$ 1.940               416                6.4              1.574              178         1.671
     2.000-  2.440             1,372                9.7              2.027               --            --
     3.125-  4.500               418                9.8              4.484              164         4.500
     4.750-  6.938                75                9.4              6.208               --            --
    15.000- 21.375               125                7.7             17.375               83        17.375
                               -----                                                  -----
                               4,217                                                  2,236
                               -----                                                  -----
                               -----                                                  -----

    The average life is the average remaining contractual life of the outstanding options in years. The average fair value at the date of the grant of common stock options granted in 1998 was $1.460 per share. There were no options granted in 1997. The average fair value at the date of the grant of common stock options granted in 1996 was $8.835 per share.

    In 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123").

    On a pro forma basis, if the Company had recorded compensation expense in 1998, 1997 and 1996 for the stock options granted in accordance with the accounting provisions of SFAS No. 123, the pro forma net income (loss) before extraordinary item would have been $(80.6 million), $(5.8 million) and $17.8 million, respectively; the basic pro forma net income (loss) per share before extraordinary item would have been $(2.91), $(0.21) and $1.02, respectively; and the diluted pro forma net income(loss) per share before extraordinary item for 1998, 1997, and 1996 would have been $(2.91), $(0.21), and $.97. There was no dilution in 1998 and 1997 due to the loss.

    The significant assumptions used to estimate the fair value of the stock options granted in 1998 include risk free rates of return ranging from 4.44% to 5.80%, an expected option life of 10 years, an expected volatility of 22.7% and no expected dividend payments.

    The significant assumptions used to estimate the fair value of the stock options granted in 1996 include risk free rates of return ranging from 6.26% to 6.94%, an expected option life of 10 years, an expected volatility of 27% and no expected dividend payments.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. PENSION PLAN AND 401(K) PLAN

    At December 31, 1998, the Company was a sponsor of three qualified defined benefit pension plans and a post retirement plan, all of which were assumed as part of its acquisitions. During 1998, two of the qualified defined benefit pension plans were merged. The Company's liabilities under such plans are included in other liabilities in the consolidated balance sheets.

    The Company maintains retirement plans (401(k) plan) for the benefit of all employees who meet minimum age and service requirements. Company contributions to the plans may be made at the discretion of the Board of Directors. Contributions to the plans were approximately $2.3 million, $1.2 million, and $1.2 million for the years 1998, 1997 and 1996, respectively.

14. INCOME TAXES

                                                                 PROVISION (BENEFIT) FOR INCOME
                                                                TAXES FOR THE YEAR ENDED DECEMBER
                                                                               31,
                                                                ---------------------------------
                                                                   1998       1997        1996
                                                                ----------  ---------  ----------
                                                                         (IN THOUSANDS)
Current
  Federal.....................................................  $       --  $      --  $       --
  State.......................................................         300         --         491
                                                                ----------  ---------  ----------
                                                                       300         --         491
Deferred provision (benefit)..................................     (11,674)       642      13,361
                                                                ----------  ---------  ----------
Provision (benefit) for income taxes before extraordinary
  item........................................................     (11,374)       642      13,852
Deferred benefit relating to extraordinary item...............          --         --     (13,009)
                                                                ----------  ---------  ----------
Provision (benefit) for income taxes..........................  $  (11,374) $     642  $      843
                                                                ----------  ---------  ----------
                                                                ----------  ---------  ----------

    Reconciliation between the statutory U.S. federal income tax (benefit) rate and the Company's effective income tax rate is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Federal income tax (benefit) rate....................................      (35.0)%     (35.0)%      35.0%
Valuation allowance..................................................        7.0         --         --
Goodwill and intangible amortization.................................       17.6       45.2        3.3
State taxes, net.....................................................       (2.4)       2.1        4.9
Other, net...........................................................        0.2        4.4         --
                                                                       ---------  ---------  ---------
Effective tax rate*..................................................      (12.6)%      16.7%      43.2%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

------------------------

* Before effect of extraordinary item in 1996.

    For the year ended December 31, 1996, the Company's statutory income tax rate of 35.0% differed from the Company's effective income tax (benefit) rate, including extraordinary item, of (89.8)% due to

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
the following reasons: goodwill and intangible asset amortization accounted for 113.6%; other nondeductible expenses accounted for 11.8%; state income taxes accounted for (5.0)% and other items accounted for 4.4%.

    Temporary tax differences by Balance Sheet line item are as follows:

                                                                               DEFERRED TAX ASSETS
                                                                                  (LIABILITIES)
                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                 1998        1997
                                                                              ----------  ----------
                                                                                  (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Accrued expenses..........................................................  $    5,331  $    4,896
  Accounts receivable and allowances........................................       1,219           6
  Inventory valuation.......................................................      (6,510)     (6,687)
  Net operating losses and tax credits......................................          --      13,777
                                                                              ----------  ----------
  Current deferred tax asset, net...........................................  $       40  $   11,992
                                                                              ----------  ----------
                                                                              ----------  ----------

Noncurrent deferred tax assets (liabilities):
  Tradenames and intangibles................................................  $  (15,614) $  (16,347)
  Net operating losses and tax credits......................................      26,728          --
  Property and equipment, net...............................................     (29,153)    (30,780)
  Other accrued liabilities.................................................       7,400       7,650
                                                                              ----------  ----------
  Noncurrent deferred tax liability.........................................     (10,639)    (39,477)
  Valuation allowance.......................................................      (6,333)         --
                                                                              ----------  ----------
  Noncurrent deferred tax liability, net....................................  $  (16,972) $  (39,477)
                                                                              ----------  ----------
                                                                              ----------  ----------

    A deferred tax asset valuation allowance of $6.3 million was recorded in 1998. This valuation allowance reduced the deferred tax asset to an amount which the Company believes, based on the Company's estimates of its future taxable earnings, is realizable. Therefore, the 1998 income tax benefit was reduced by a provision of $6.3 million related to the valuation allowance. In future periods, the Company's provision for income taxes may be impacted by adjustments to the valuation allowance.

    At December 31, 1998, the Company had net operating losses available to reduce future taxable income of approximately $65.5 million which expire in the years 2007 through 2018. In the event certain changes in ownership of the Company occur as defined by the Internal Revenue Code Section 382 there would be an annual limitation on the amount of net operating loss carryforwards that could be utilized. In addition, the Company has approximately $1.4 million of alternative minimum tax credit carried forward. The acquisition of WR resulted in a change in control of WR. Consequently the utilization of these credits in future periods are subject to limitation.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company is obligated under noncancelable operating leases for office space and machinery and equipment, which expire at various times through 2016. Annual minimum lease commitments under these leases amount to the following:

YEAR
-----------------------------------------------------------------     AMOUNT
                                                                   -------------
                                                                        (IN
                                                                    THOUSANDS)
1999.............................................................    $   6,284
2000.............................................................        5,506
2001.............................................................        4,371
2002.............................................................        4,012
2003.............................................................        3,027
Thereafter.......................................................       29,595
                                                                   -------------
Total............................................................    $  52,795
                                                                   -------------
                                                                   -------------

    Total rent expense was approximately $7.9 million, $6.6 million, $3.6 million for 1998, 1997 and 1996 respectively.

    LITIGATION

    Between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on June 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

    There are various other outstanding claims against the Company arising in the normal course of business. The Company believes that the claims are without merit and that any losses which might ultimately be sustained by the Company would not be material to the financial position, results of operations, or cash flows of the Company.

    ENVIRONMENTAL MATTERS

    The Company is subject to federal, state, and local laws and regulations relating to the environment. Such laws and regulations impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company has made and will continue to make capital and other expenditures to comply with such requirements.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at five waste disposal sites. The Company settled its liability at four of these sites as a de minimis party. The Company expects to be eligible for a de minimis settlement at the remaining site.

16. RELATED PARTY TRANSACTIONS

    For the years ended December 31, 1998, 1997 and 1996, the Company expensed $2.2 million $2.4 million and $1.4 million, respectively, for management and directors' fees and out of pocket expenses payable to the principal stockholder. Unpaid fees of $885,000 and $553,000 are included in accrued expenses in the consolidated balance sheets at December 31, 1998 and 1997 respectively. The Company's revolving credit facility, as amended through September 30, 1998, prohibits the future payment of management fees pursuant to the Company's Advisory Agreement with its principal stockholder. The principal stockholder has agreed to waive any default arising from such non-payment of fees through December 31, 1999, or until such earlier time as the Company is allowed to pay such fees by its banking group. In June 1996, the Company amended its Advisory Agreement with its principal stockholder, pursuant to which, for four years, the Company will pay the stockholder an aggregate annual fee of $2.0 million plus a fee of 1% for completed acquisition transactions. In September 1998, the Company renegotiated its Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

    In 1996, the Company paid its principal stockholder $3.0 million in fees in connection with obtaining the new revolving credit facility (which were included in debt issuance costs paid); $550,000 and $750,000, respectively, in fees in connection with the acquisitions of Niagara and Shade/Allied (which were included as part of the purchase price); and $2.1 million in connection with the Company's initial public offering of common stock.

    The Company had an outstanding note receivable of $273,000 and $289,000 at December 31, 1998 and 1997, respectively, from its former President and Chief Operating Officer. In 1998, the note was extended to July 2000, and bears interest at 6.00%. The amounts due under the Loan are with full recourse and are secured by a pledge of all such shares of Common Stock purchased by Mr. Needham.

    On March 31, 1998, the Company's loaned it's acting Chief Financial Officer, who is also a director, $1.0 million related to the exercise of stock options. The loan is due in March 2001 and bears interest at a rate of 5.89% and has accrued interest of $44,538 at December 31, 1998. The loan is secured by shares of common stock.

    Mr. Herbert M. Kohn, a Director of the Company, is also a partner in the law firm of Bryan Cave LLP. The firm provided legal services to the Company valued at approximately $424,400, $444,000 and $42,800 in 1998, 1997 and 1996,
respectively.

17. OTHER INFORMATION

    Substantially all of the Company's operations are conducted within the United States.

    One customer accounted for 15%, 12%, and 11% of the Company's net sales in 1998, 1997, and 1996, respectively.

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. EARNINGS PER SHARE

    The difference between basic and diluted weighted average shares in 1996 is due to 1,018,000 dilutive common stock options granted. Options to purchase 50 shares of common stock at a weighted average exercise price of $20.94 per share were outstanding during the second half of 1996 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock. Dilutive earnings per share and weighted average shares outstanding are not presented in 1997 and 1998 due to the losses incurred and the anti-dilutive effect of the common stock options.

    In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98, the weighted average number of outstanding common shares and common stock options is calculated based on the historical timing of the common stock transactions. The historical numbers do not reflect retroactive treatment of the Company's initial public offering of common stock or the conversion of preferred stock and preferred stock options; however, the Company's 8.1192-- for--one stock split in 1996 has been retroactively reflected in the Company's financial statements.

19. SUMMARIZED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

    The 13% Senior Subordinated Notes are guaranteed by all wholly owned subsidiaries of American Pad & Paper Company of Delaware, Inc. except for Notepad. The subsidiary guaranties are full, unconditional and joint and several. The Company is not a guarantor of the Senior Subordinated Notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, summarized financial information as of December 31, 1998 and 1997 and for the years then ended is presented. The summarized financial information is as follows:

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                                                        ----------------------------------------------------------
                                                         AP&P DELAWARE
                                                          & GUARANTOR    NONGUARANTOR
                                                         SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                        ---------------  -------------  ------------  ------------
                                                                              (IN THOUSANDS)
Current assets........................................    $   137,853      $  39,327     $       --    $  177,180
Non-current assets....................................        379,797            230        (39,370)      340,657
                                                        ---------------  -------------  ------------  ------------
Total assets..........................................    $   517,650      $  39,557     $  (39,370)   $  517,837
                                                        ---------------  -------------  ------------  ------------
                                                        ---------------  -------------  ------------  ------------

Current liabilities...................................    $   103,685      $     187     $       --    $  103,872
Non-current liabilities...............................        391,935             --             --       391,935
Equity................................................         22,030         39,370        (39,370)       22,030
                                                        ---------------  -------------  ------------  ------------
Total liabilities and equity..........................    $   517,650      $  39,557     $  (39,370)   $  517,837
                                                        ---------------  -------------  ------------  ------------
                                                        ---------------  -------------  ------------  ------------

Net sales.............................................    $   662,031      $      --     $             $  662,031
Gross profit..........................................         64,575             --             --        64,575
Income(loss) from continuing operations...............        (47,172)         1,774         (1,064)      (46,462)
Net income(loss)......................................    $   (78,647)     $   1,064     $   (1,064)   $  (78,647)
                                                        ---------------  -------------  ------------  ------------
                                                        ---------------  -------------  ------------  ------------

AMERICAN PAD & PAPER COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SUMMARIZED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                        ----------------------------------------------------------
                                                        AP&P DELAWARE &
                                                           GUARANTOR     NONGUARANTOR
                                                         SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                        ---------------  -------------  ------------  ------------
                                                                              (IN THOUSANDS)
Current assets........................................    $   212,480      $  38,390     $       --    $  250,870
Non-current assets....................................        425,487            350        (38,306)      387,531
                                                        ---------------  -------------  ------------  ------------
Total assets..........................................    $   637,967      $  38,740     $  (38,306)   $  638,401
                                                        ---------------  -------------  ------------  ------------
                                                        ---------------  -------------  ------------  ------------

Current liabilities...................................    $    97,617      $     434     $       --    $   98,051
Non-current liabilities...............................        439,684             --             --       439,684
Equity................................................        100,666         38,306        (38,306)      100,666
                                                        ---------------  -------------  ------------  ------------
Total liabilities and equity..........................    $   637,967      $  38,740     $  (38,306)   $  638,401
                                                        ---------------  -------------  ------------  ------------
                                                        ---------------  -------------  ------------  ------------

Net sales.............................................    $   687,335      $      --     $       --    $  687,335
Gross profit..........................................         88,919             --             --        88,919
Income(loss) from continuing operations...............         32,581          2,382         (1,358)       33,605
Net income(loss)......................................    $    (4,491)     $   1,358     $   (1,358)   $   (4,491)
                                                        ---------------  -------------  ------------  ------------
                                                        ---------------  -------------  ------------  ------------

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                              1998--QUARTER ENDED
                                                               --------------------------------------------------
                                                                MARCH 31    JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                               ----------  ----------  ------------  ------------
                                                                                 (IN THOUSANDS)
Net sales....................................................  $  161,595  $  146,724   $  174,160    $  179,552
Gross profit.................................................      19,422       3,397       17,698        24,058
Net income (loss)............................................      (2,085)    (55,937)     (13,394)       (7,231)
Basic EPS--net income (loss) per share.......................  $    (0.08) $    (2.02)  $    (0.48)   $    (0.26)
Diluted EPS--net income (loss) per share.....................  $    (0.08) $    (2.02)  $    (0.48)   $    (0.26)

                                                                             1997--QUARTER ENDED
                                                            -----------------------------------------------------
                                                             MARCH 31    JUNE 30    SEPTEMBER 30(1)  DECEMBER 31
                                                            ----------  ----------  ---------------  ------------
                                                                               (IN THOUSANDS)
Net sales.................................................  $  149,834  $  167,160    $   176,462     $  193,879
Gross profit..............................................      28,708      30,727         26,258          3,226
Net income (loss).........................................       3,988       4,708            951        (14,138)
Basic EPS--net income (loss) per share....................  $     0.15  $     0.17    $      0.03     $    (0.52)
Diluted EPS--net income (loss) per share..................  $     0.14  $     0.16    $      0.03     $    (0.52)

------------------------

(1) Quarterly data reflects restatement from data previously filed on Form 10-Q for the quarter ended September 30, 1997. The Company previously reported earnings per share of $0.06 per share for the quarter ended September 30, 1997. The results presented above for the same quarter reflects certain adjustments which should have been reported in the earnings for that quarter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 1999.

AMERICAN PAD & PAPER COMPANY
as Registrant

/s/ James W. Swent III                       /s/ David N. Pilotte
------------------------------------------   ------------------------------------------
James W. Swent III                           David N. Pilotte
Co-Chairman and Chief Executive Officer and  Vice President--Corporate Controller
Director and Chief Financial Officer         (Principal Accounting Officer)
(Principal Executive Officer and
Principal Financial Officer)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of March 15, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Gay                            /s/ Russell M. Gard
------------------------------------------   ------------------------------------------
Robert C. Gay                                Russell M. Gard
Co-Chairman and Director                     Vice Chairman and Director

/s/ Gregory M. Benson                        /s/ Paul B. Edgerley
------------------------------------------   ------------------------------------------
Gregory M. Benson                            Paul B. Edgerley
Director                                     Director

/s/ Jeffery K. Hewson                        /s/ Herbert M. Kohn
------------------------------------------   ------------------------------------------
Jeffery K. Hewson                            Herbert M. Kohn
Director                                     Director

/s/ John H. Rodgers                          /s/ Scott R. Watterson
------------------------------------------   ------------------------------------------
John H. Rodgers                              Scott R. Watterson
Director                                     Director

/s/ Marc B. Wolpow
------------------------------------------
Marc B. Wolpow
Director

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                  DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
   2.1     Stock Purchase Agreement, dated May 29, 1996, by and among American Pad & Paper Company of Delaware,
             Inc., Niagara Envelope Company, Inc. and the person named therein.(1)
   3.1(i)  Restated Certificate of Incorporation of the Company(3)
  3.1(ii)  Amended and Restricted By-laws of the Company.(3)
   4.1     Indenture, dated as of December 1, 1995, among American Pad & Paper Company of Delaware, Inc., the
             Subsidiary Guarantors and the Trustee (including Form of Note).(2)
   4.2     Purchase Agreement, dated as of November 17, 1994, among American Pad & Paper Company of Delaware,
             Inc., the Subsidiary Guarantors and the Initial Purchasers.(1)
   4.3     Registration Rights Agreement dated as of December 1, 1995, among American Pad & Paper Company of
             Delaware, Inc., the Subsidiary Guarantors and the Initial Purchasers named therein.(1)
   4.7     Notepad Funding Receivables Master Trust Pooling and Servicing Agreement, dated October 31, 1995, among APPC, Notepad Funding Corporation and Manufacturers and Traders Trust Company (the "Pooling
             and Service Agreement").(1)
   4.8     Series 1995-1 Supplement to the Pooling and Service Agreement, dated October 31, 1995. (1)
   4.9     Revolving Certificate Purchase Agreement, dated October 31, 1995 among APPC, Notepad Funding
             Corporation, Bankers Trust Company and the Purchasers described therein.(1)
   4.10    Receivables Purchase Agreement, dated October 31, 1995, among APP., Notepad Funding Corporation and certain subsidiaries.(1)
   4.11    Credit Agreement, dated as of July 8, 1996, among the Company, WR Acquisition, Inc., American Pad &
             Paper Company of Delaware, Inc., various Lending Institutions, Bank of Tokyo-Mitsubishi Trust
             Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the First National Bank of Boston, as
             Co-Agents and Bankers Trust Company, as Agent(3)
   4.12    Security Agreement, dated as of July 8, 1996, among the Company, WR Acquisition, Inc., American Pad &
             Paper Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and
             Bankers Trust Company, as Collateral Agent.(3)
   4.13    Pledge Agreement, dated as of July 8, 1996, among the Company, WR Acquisition, Inc., American Pad &
             Paper Company of Delaware, Inc., the Lenders from time to time party thereto, and Bankers Trust
             Company, as Agent.(3)
   4.14    Form of Revolving and Swingline Note of American Pad & Paper Company of Delaware, Inc.(3)
   4.15    Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank.(3)
   4.16    Second Amendment to the Credit Agreement, dated as of December 18, 1997, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent.

 EXHIBIT
   NO.                                                  DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
   4.17    Third Amendment to the Credit Agreement, dated as of February 11, 1998, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent.
   4.18    Fourth Amendment to the Credit Agreement, dated as of April 6, 1998, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent(9).
   4.19    Fifth Amendment to the Credit Agreement, dated as of June 30, 1998, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent(10).
   4.20    Sixth Amendment to the Credit Agreement, dated as of July 24, 1998, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent(10).
   4.21    Seventh Amendment to the Credit Agreement, dated as of September 30, 1998, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent(11).
   4.22    Eighth Amendment to the Credit Agreement, dated as of March 5, 1999, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions,
             Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the
             First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent(12).
  10.1     Agreement and Plan of Merger, dated as of October 3, 1995, among the Company, WHR Acquisition, Inc.
             and WR Acquisition, Inc.(1)
  10.2     Amendment No. 1 to WHR Merger Agreement, dated as of October 31, 1995, among the Company, WHR
             Acquisition, Inc. and WR Acquisition, Inc.(1)
  10.3     Stock Purchase Agreement, dated as of October 30, 1995, among WR Acquisition, Inc. and the Company(1)
  10.4     Tax Sharing Agreement, dated as of October 30, 1995, among American Pad & Paper Company of Delaware,
             Inc. and the Subsidiary Guarantors.(1)
  10.5     Agreement and Plan of Merger, dated as of October 31, 1995, among Williamhouse Regency of Delaware,
             Inc. and AMPAD Corporation.(1)
  10.6     Amended and Restricted Advisory Agreement, dated as of October 31, 1995, among American Pad & Paper
             Company of Delaware, Inc. and Bain Capital, Inc.(4)
  10.7     AMPAD Holding Corporation 1992 Key Employees Stock Option Plan.(1)
  10.12    Asset Purchase Agreement, dated as of June 29, 1994, by and between Huxley Envelope corp., The Kent
             Paper Co., Inc. and Williamhouse of California, Inc. (2)
  10.13    Lease Agreement for City of Industry, California.(1)
  10.14    Lease Agreement for Dubuque, Iowa(1)

 EXHIBIT
   NO.                                                  DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
  10.15    Lease Agreement for Miamisburg, Ohio.(1)
  10.16    Lease Agreement for North Salt Lake City, Utah.(1)
  10.17    Lease Agreement for Tacoma, Washington.(1)
  10.18    Change of Control Agreement between WR Acquisition, Inc. and certain officers of American Pad & Paper
             Company of Delaware, Inc.(1)
  10.19    Registration Rights Agreement, dated as of July 31, 1992, between the Company and the stockholders named therein.(2)
  10.20    1996 Key Employee Stock Incentive Plan(3)
  10.21    1996 Non-Employee Director Stock Option Plan.(3)
  10.22    Employment Agreement between the Company and Charles Hanson III.(2)(A)
  10.23    Employment Agreement between the Company and Russell Gard.(2)(A)
  10.24    Amended and Restated Advisory Agreement between American Pad & Paper Company and Bain Capital,
             Inc.(2)
  10.25    Management Stock Purchase Plan.(3)
  10.26    Employment Agreement between the Company and Timothy Needham.(2)(A)
  10.27    Agreement and Plan of Merger by and between Shade/Allied, Inc. and American Pad & Paper Company of
             Delaware, Inc.(6)
  10.28    Indemnification Agreement by and between the Company and its officers and directors(8).
  10.29    Release Agreement with Charles Hanson III(10)
  10.30    Severance Agreement with Charles Hanson III(10)
  10.31    Release Agreement with Russell Gard(10)
  10.32    Severance Agreement with Russell Gard(10)
  10.33    Employment Agreement between the Company and James W. Swent III(12)(A)
  10.34    Release Agreement with Timothy Needham(12)
  10.35    Severance Agreement with Timothy Needham(12)
  21.1     Subsidiaries of the Company.
  23.1     Consent of PricewaterhouseCoopers LLP.
  27.1     Financial Data Schedule.

    The exhibits listed above are filed with the Securities and Exchange Commission in this Form 10-K or are incorporated by reference as follows: (1) Same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper of Delaware, Inc. (File No. 333-3006); (2) Same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper Company (File No. 333-4000); (3) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1996; (4) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1996; (5) Exhibits to the Annual Report on Form 10-K of the registrants for the year ended December 31, 1996; (6) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended March 31, 1997; (7) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1997 and
(8) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1997. (9) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended March 31, 1998, (10) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1998, (11) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1998, (12) Exhibits to the Annual Report on Form 10-K of the registrant for the year ended December 31, 1998.

    (A) These agreements constitute management compensation contracts for the individuals named.