Form 10-Q
period 1999-03-31
AMERICAN PAD & PAPER CO
filed 1999-05-14
CIK 5588

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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


         Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No








     As of April 30, 1999, there were 27,727,045 outstanding shares of American Pad & Paper Company common stock.

================================================================================

                          AMERICAN PAD & PAPER COMPANY

                      QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX

                                                                                                   Page No.

PART I        FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

Consolidated Balance Sheets as of
  March 31, 1999 and December 31, 1998............................................................    3

Consolidated Statements of Operations for the three months ended
  March 31, 1999 and 1998.........................................................................    4

Consolidated Statements of Cash Flows for the three months
  ended March 31, 1999 and 1998...................................................................    5

Notes to Consolidated Financial Statements .......................................................    6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations ............................................................................   11

Item 3   Quantitative and Qualitative Disclosures About Market Risk...............................   16


PART II  OTHER INFORMATION

Item 1   Legal Proceedings........................................................................   17
Item 2   Changes in Securities and Use of Proceeds................................................   17
Item 3   Defaults Upon Senior Securities..........................................................   17
Item 4   Submission of Matters to a Vote of Security Holders......................................   17
Item 5   Other Information........................................................................   17
Item 6   Exhibits and Reports on Form 8-K.........................................................   17
Signature Page   .................................................................................   18

                          AMERICAN PAD & PAPER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (Unaudited)

                                                              March 31,       December 31,
                                                                1999             1998
                                                            --------------   --------------
ASSETS
Current assets:
    .....................................................
  Cash ..................................................   $        1,270   $        1,371
  Accounts receivable ...................................           38,651           60,660
  Inventories ...........................................          120,047          112,169
  Income taxes receivable ...............................            1,700            1,700
  Prepaid expenses and other current assets .............            1,726            1,240
  Deferred income taxes .................................               40               40
                                                            --------------   --------------
    Total current assets ................................          163,434          177,180

Property, plant and equipment ...........................          150,747          152,198
Intangible assets .......................................          183,158          185,805
Other ...................................................            2,580            2,654
                                                            --------------   --------------
  Total assets ..........................................   $      499,919   $      517,837
                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt .....................   $        1,242   $        1,236
  Accounts payable ......................................           38,385           49,598
  Accrued expenses ......................................           45,022           47,078
  Income taxes payable ..................................              300              300
  Restructuring charges .................................            5,522            5,660
                                                            --------------   --------------
    Total current liabilities ...........................           90,471          103,872
                                                            --------------   --------------

Long-term debt ..........................................          382,383          373,675
Deferred income taxes ...................................           16,701           16,972
Other ...................................................            1,101            1,288
                                                            --------------   --------------
   Total liabilities ....................................          490,656          495,807
                                                            --------------   --------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, 150,000 shares authorized,
   no shares issued and outstanding .....................             --               --
  Common stock, voting, $.01 par value, 75,000,000
    shares authorized, 27,724,045 and 27,724,045
    shares issues and outstanding, respectively .........              277              277
Additional paid-in capital ..............................          301,287          301,287
Accumulated deficit .....................................         (292,301)        (279,534)
                                                            --------------   --------------

    Total stockholders' equity ..........................            9,263           22,030
                                                            --------------   --------------
    Total liabilities and stockholders' equity ..........   $      499,919   $      517,837
                                                            ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                           1999             1998
                                                                      --------------   --------------
Net sales .........................................................   $      137,631   $      161,595
Cost of sales .....................................................          124,771          142,173
                                                                      --------------   --------------
  Gross profit ....................................................           12,860           19,422

Operating expenses:
  Selling and marketing ...........................................            4,880            4,689
  General and administrative ......................................            7,130            5,432
  Loss on sale of accounts receivable .............................              740              747
  Amortization of intangible assets ...............................            1,286            1,587
  Management fees and services ....................................              375              530
                                                                      --------------   --------------

Income (loss) from operations .....................................           (1,551)           6,437

Other income (expense):
  Interest ........................................................          (10,796)         (10,743)
  Other income, net ...............................................              306               51
                                                                      --------------   --------------

Loss before income taxes ..........................................          (12,041)          (4,255)
Benefit for income taxes ..........................................             --             (2,170)
                                                                      --------------   --------------

Loss before cumulative effect of a change in accounting principle .          (12,041)          (2,085)
Cumulative effect of a change in accounting principle .............              726             --
                                                                      --------------   --------------

Net loss ..........................................................   $      (12,767)  $       (2,085)
                                                                      ==============   ==============

Basic loss per share
  Loss before cumulative effect of a change in accounting principle   $        (0.43)  $        (0.08)
  Cumulative effect of a change in accounting principle ...........            (0.03)            --
                                                                      --------------   --------------
  Net loss ........................................................   $        (0.46)  $        (0.08)
                                                                      ==============   ==============


Weighted average shares outstanding:
  Basic ...........................................................           27,724           27,695
                                                                      ==============   ==============





     The  accompanying  notes are an  integral  part of these consolidated financial statements.

                                         AMERICAN PAD & PAPER COMPANY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                 (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                              -------------     --------------
                                                                  1999                 1998
                                                              -------------     --------------

Cash flows (uses) from operating activities:
    .......................................................
  Net loss ................................................   $      (12,767)   $       (2,085)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
    Deferred income tax ...................................             (271)             --
    Depreciation ..........................................            3,627             3,293
    Amortization of goodwill and intangible assets ........            1,286             1,587
    Cumulative effect of change in accounting principle ...              726              --
    Amortization of debt issuance costs ...................              693               849
    Gain on disposal of assets ............................              (67)             --
    Changes in assets and liabilities
       Accounts receivable ................................           28,009            32,997
       Income taxes receivable ............................             --               3,301
       Inventories ........................................           (7,877)           (2,757)
       Prepaid expenses and other .........................             (486)             (383)
       Income tax payable .................................             --              (2,280)
       Accounts payable ...................................          (11,213)          (10,864)
       Accrued expenses ...................................           (2,195)           (5,252)
       Other assets and liabilities .......................             (115)           (2,072)
                                                              --------------    --------------
         Net cash provided (used) by operating activities .             (650)           16,334
                                                              --------------    --------------

Cash uses from investing activities:
  Purchases of property and equipment .....................           (2,149)           (5,980)
  Proceeds from sale of assets ............................               40                19
                                                              --------------    --------------
         Net cash used in investing activities ............           (2,109)           (5,961)
                                                              --------------    --------------

Cash flows from financing activities:
  Net borrowings on credit agreement and long-term debt ...            9,000            27,600
  Repayment of long-term debt .............................             (285)              (90)
  Net repayment from accounts receivable financing facility           (6,000)          (23,000)
  Debt issuance costs .....................................              (57)           (1,393)
  Options and management stock purchase plan ..............             --                  11
                                                              --------------    --------------
     Net cash provided by financing activities ............            2,658             3,128
                                                              --------------    --------------

Net increase (decrease) in cash ...........................             (101)           13,501
Cash, beginning of period .................................            1,371             4,855
                                                              --------------    --------------
Cash, end of period .......................................   $        1,270    $       18,356
                                                              ==============    ==============

  The accompanying  notes are an  integral  part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999



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

     Business

     The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through three complementary divisions:
AMPAD (writing pads, file folders, retail envelopes, and other paper-based office products), Williamhouse (business envelopes and forms), and Creative Card (seasonal greeting cards). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers.

         Interim Financial Information

         The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998.

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999, and 1998. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

         American Pad & Paper Company of Delaware, Inc.

         The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the notes. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholder's equity at March 31, 1999, consists of one hundred shares of $0.01 par value common stock, paid-in capital of $202.4 million and an accumulated deficit of $193.1 million and, in total, is equal to the stockholders' equity of the Company.

2.       Restructuring Reserve

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

     The Company has announced two plant closings as part of the rationalization plan. The closing of the Kosciusko, Mississippi plant was announced on November 10, 1998. The closing of the Dallas, Texas plant was announced on January 19, 1999, and the closing of the Holland, New York plant was announced May 10, 1999. The final production of the Kosciusko and Dallas plants occurred on April 14, 1999, and April 22, 1999, respectively. As of March 31, 1999, 122 employees have been severed and severance and benefit payments totaling $219,000 have been charged to the restructuring reserve.


                                                                              Accrued
                                                               Amounts     Restructuring
                                                 Charge        Utilized       Costs
                                               -----------   ------------  -----------
                                                        (in thousands)
    .........................................
Severance and benefits ...................... $      1,848   $       (219) $      1,629
Closing costs to exit facilities ............        2,484           --           2,484
Lease termination costs .....................          468           --             468
Property taxes after ceasing operations .....          941           --             941
                                              ------------   ------------  ------------
Total ....................................... $      5,741   $       (219) $      5,522
                                              ============   ============  ============

         The Company recorded one-time implementation costs associated with the rationalization plan of $1.3 million in cost of sales during the quarter ended March 31, 1999. These expenses represent costs to move equipment, efficiency costs, and recruiting costs. Estimated capital expenditures of $2.8 million and one-time implementation costs of $5.2 million that do not qualify for current recognition will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $10.0 million.

3.  Accounts Receivable

                                                               March 31,   December 31,
                                                                 1999          1998
                                                             ------------  ------------
                                                                    (in thousands)
    ........................................................
Accounts receivable - trade ................................ $     36,951  $     59,936
Accounts receivable - other ................................        3,834         2,972
Less allowance for doubtful accounts and reserves for
 customers deductions and cash discounts ...................       (2,134)       (2,248)
                                                             ------------  ------------
                                                             $     38,651  $     60,660
                                                             ============  ============

         On May 24, 1996, the Company entered into a $60.0 million accounts receivable financing facility. At March 31, 1999 and December 31, 1998, accounts receivable of $50.0 million and $56.0 million, respectively, were sold under this facility. All accounts are sold with recourse. Therefore, a portion of the allowance for doubtful accounts covers receivables no longer reflected on the balance sheet. Under the agreement, the maximum available under the facility is subject to change based on the level of eligible receivables as defined in the agreement. The facility matures in October 2001.


3.       Inventories

                                                              March 31,    December 31,
                                                                1999           1998
                                                             ------------  ------------
                                                                   (in thousands)
    ........................................................
Raw materials .............................................. $     32,849  $     29,892
Work in process ............................................        5,786         5,440
Finished goods .............................................       82,587        77,788
                                                             ------------  ------------
                                                                  121,222       113,120
LIFO reserve ...............................................       (1,175)         (951)
                                                             ------------  ------------
                                                             $    120,047  $    112,169
                                                             ============  ============


4.       Property, Plant, and Equipment

                                                Estimated
                                               Useful lives    March 31,   December 31,
                                                 in years       1999           1998
                                                             ------------  ------------
                                                                  (in thousands)
    ..........................................
Land .........................................               $      7,002  $      7,002
Buildings ....................................        40           34,604        34,585
Machinery and equipment ......................      3-12          133,492       132,721
Office furniture and fixtures ................       3-7           12,345        12,351
Construction in progress .....................                      6,429         5,109
                                                             ------------  ------------
                                                                  193,872       191,768
Less accumulated depreciation ................                    (43,125)      (39,570)
                                                             ------------  ------------
                                                             $    150,747  $    152,198
                                                             ============  ============


5.       Goodwill and Intangible Assets

                                                               March 31,   December 31,
                                                                 1999          1998
                                                             ------------  ------------
                                                                    (in thousands)
    ........................................................
Goodwill ................................................... $    148,460  $    148,460
Intangible assets, primarily tradenames ....................       42,767        43,665
Debt issuance costs ........................................       20,105        20,048
                                                             ------------  ------------

                                                                  211,332       212,173
Less accumulated amortization ..............................      (28,174)      (26,368)
                                                             ------------  ------------
                                                             $    183,158  $    185,805
                                                             ============  ============


     The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 effective January 1, 1999, and recorded a charge of $0.7 million (net of tax) in January 1999 reflecting the write off of previously recorded start-up costs.


6.       Accrued Expenses

                                                              March 31,    December 31,
                                                                1999           1998
                                                            ------------   ------------
                                                                   (in thousands)
    .......................................................
Acquisition integration costs ............................. $      5,699   $      6,190
Sales volume discounts ....................................       13,039         18,572
Salaries, wages and benefits ..............................        5,204          4,922
Interest ..................................................        7,992          3,808
Insurance reserves ........................................        5,600          5,550
Other .....................................................        7,488          8,036
                                                            ------------   ------------
                                                            $     45,022   $     47,078
                                                            ============   ============


7.       Long-Term Debt

                                                              March 31,    December 31,
                                                                1999          1998
                                                            ------------   ------------
                                                                  (in thousands)
Revolving credit facility ................................. $    244,000   $    235,150
13% Senior Subordinated Notes due 2005 ....................      130,000        130,000
Industrial revenue bonds ..................................        7,165          7,165
Notes payable .............................................          540            584
Capitalized lease obligations .............................        1,920          2,012
                                                            ------------   ------------
                                                                 383,625        374,911
Less current portion ......................................        1,242          1,236
                                                            ------------   ------------
                                                            $    382,383   $    373,675
                                                            ============   ============


         On March 5, 1999, the Company amended its revolving credit facility. The amendment rescheduled the $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998 and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000. The amended credit facility also provides for a permanent reduction in availability of $50.0 million in July 2000. This amended revolving credit facility also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 as well as first quarter 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

8.       Related Party Transactions

     The Company had an outstanding note receivable of $277,000 at March 31, 1999, from its former President and Chief Operating Officer. The note is due in July 2000, and bears interest at 6.00%. The amounts due under the note are with full recourse and are secured by a pledge of all such shares of Common Stock purchased by the individual.

     On March 31, 1998, the Company's loaned its acting Chief Financial Officer, who is also a director, $1.0 million related to the exercise of stock options. The current balance, including capitalized interest, is $1.1 million. The loan is due in March 2001 and bears interest at a rate of 5.89%. The loan is secured by shares of common stock.

                          AMERICAN PAD & PAPER COMPANY

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through three complementary divisions:
AMPAD (writing pads, file folders, retail envelopes, and other paper-based office products), Williamhouse (business envelopes and forms), and Creative Card (seasonal greeting cards). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants, and independent dealers. Certain factors which have affected, and may affect prospectively, the operating results of the Company are discussed below.

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

Recent Developments

     Management Changes. On March 17, 1999, the Company appointed James W. Swent III as Co-Chairman of the Board with Mr. Gay. Also, John H. Rodgers, Senior Vice President, General Counsel and Secretary, and Jeffery K. Hewson were appointed to the Board of Directors replacing Jonathan S. Lavine and filling a newly created vacant position. Mr. Hewson has held executive positions including President of the Beckley Cardy Group, Chief Executive Officer of United Stationers, Inc., President of ACCO World Corporation - U.S. Division and Canada, and is a director of ISA International, a publicly held company in Great Britain.

     On May 10, 1999, the Company appointed William L. Morgan, Executive Vice President of Operations, as Chief Operating Officer.

     Amendments to Revolving Credit Facility. On March 5, 1999, the Company amended its revolving credit facility. The amendment rescheduled the $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998 and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000. The amended credit facility also provides for a permanent reduction in availability of $50.0 million in July 2000. This amended revolving credit facility also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 as well as first quarter 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

Results of Operations

Three months ended March 31, 1999, compared to three months ended March 31, 1998

     Net sales decreased to $137.6 million in 1999 from $161.6 million in 1998, a decrease of $24.0 million or 14.9%. The decrease is comprised of a $22.0 million decrease in sales and a $2.0 million increase in customer incentives. The net sales decrease is primarily attributable to the loss of a major superstore customer and a contract stationer both in 1998 and the Company's efforts to eliminate unprofitable business in its forms sales. The decrease was partially offset by increases in the remaining superstore customers. Unfavorable variances in envelopes also contributed to the sales decrease. The increased customer incentives are due to increased volume of two large customers and additional rebates caused by changing product mix.

         Gross profit decreased to $12.9 million or 9.3% of net sales in 1999 from $19.4 million or 12.0% of net sales in 1998. This $6.6 million decrease in gross profit margin is primarily attributable to lower sales and increased customer incentives discussed above. In addition, 1999 cost of sales included $1.3 million of one-time costs associated with the plant rationalization plan. These expenses represent costs to move equipment, efficiency costs, and recruiting costs.

         Selling and marketing expenses of $4.9 million incurred in 1999 increased $0.2 million from $4.7 million recorded in 1998. This increase was primarily due to increased marketing research and new product development.

     General and administrative expenses increased to $7.1 million in 1999 from $5.4 million in 1998, or $1.7 million. This increase is primarily attributable to increased bad debt expense.

         Losses on sales of accounts receivable decreased to $0.7 million in 1999 from $0.8 million in 1998 due primarily to a lower average level of accounts receivable sold to the third party trust in 1999. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

         Goodwill and intangible asset amortization expense decreased to $1.3 million in 1999 from $1.6 million in 1998. The decrease of $0.3 million is due primarily to the amortization associated with the $41.0 million write down of intangible assets in the second quarter of 1998.

     Management fees and services decreased to $0.4 million in 1999 from $0.5 million for 1998, representing a decrease of $0.1 million. The change in management fees is due to the renegotiation of the Company's Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

         Interest expense increased to $10.8 million in 1999 from $10.7 million in 1998, representing an increase of $0.1 million. The increase was caused by an increase in the LIBOR spread on the revolving credit facility offset by a general decline in interest rates. Average outstanding debt levels during the first quarter of 1999 were unchanged from the first quarter of 1998.

         The income tax provision for the quarter ended March 31, 1999, reflects an effective income tax benefit rate of 0% as compared with the effective income tax provision rate of 51% for the quarter ended March 31, 1998. In the first quarter of 1999, the Company did not record the tax benefit associated with its loss. The Company increased its net deferred tax valuation allowance by the amount of tax benefit provided by the net loss of $3.3 million. The Company will continue this practice until near-term taxable earnings are realized. In the first quarter of 1998, the Company raised its effective tax rate due to the expected effect of nondeductible expenses during 1998.

         Cumulative effect of a change in accounting principle for the quarter ended March 31, 1999, reflects a charge of $0.7 million, net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

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

Liquidity and Capital Resources

     Net cash used by operating activities for the three months ended March 31, 1999 was $0.7 million as compared to net cash provided by operating activities for the three months ended March 31, 1998 of $16.3 million. This decrease is primarily the result of lower sales and an inventory build up to support normal seasonality and the rationalization plan.

     Cash used in investing activities for the three months ended March 31, 1999 and 1998 was $2.1 million and $6.0 million, respectively, due to the purchase of equipment, principally production equipment.

         The ability of the Company to meet its debt service and other obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries. In turn, such performance will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

         Although there can be no assurance, management believes that, based upon cash on hand at March 31, 1999, estimates of current and future operations, and other available sources of funds including availability under the revolving credit facility and the accounts receivable financing facility at March 31, 1999, of $21.3 million, its finances will be adequate for 1999 to make required payments of principal and interest on the Company's debt, to fund anticipated capital expenditures, and to meet working capital needs.

         The amount of debt available under the Company's current credit agreement decreases by $25.0 million in March 2000 and by an additional $50.0 million in July 2000. Based on the Company's current level of operating results and the expected operating results in 1999 and 2000, the Company expects that the scheduled reduction in July 2000 may require the Company to pursue other financing alternatives, including but not limited to refinance of its bank debt, raise new private or public debt, raise additional public equity, or to reduce capital expenditures, reduce operating costs or sell assets. However, no assurance can be given that the Company will be able to complete the financing alternatives just described, or that the other measures will be sufficient to provide adequate liquidity to meet the Company's obligations.

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

         The Company has recently purchased a new certified Year 2000 compliant version of its existing software to upgrade critical manufacturing, distribution, and financial applications. The upgrade is scheduled for completion and full installation by December 31, 1999. While the primary purpose of the software upgrade is to modernize and improve the Company's operations, it is also expected to resolve any Year 2000 issues in these critical computer systems. Costs to acquire the software and related hardware are being capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs to implement the upgrade and other costs relating to Year 2000 readiness are being expensed as incurred as required by generally accepted accounting principles. Through March 31, 1999, capital expenditures to purchase software and related hardware total $2.0 million and non-capital expenditures for Year 2000 readiness are approximately $0.2 million. To complete Year 2000 readiness, $0.5 million of capital expenditures will be incurred to complete the purchase of related hardware and approximately $1.0 to $1.5 million is expected to be spent through 1999 for implementation of the upgraded software, consultant costs and other Year 2000 readiness costs. The Company will fund these expenditures through its operating cash flow. At this time, other than the cost of implementing its new information system, the Company does not believe that the costs of addressing the Year 2000 issue will be material. The Company has increased its overall information systems budget to accommodate the implementation of the upgraded software and Year 2000 compliance projects and has not delayed other critical information systems work due to its Year 2000 efforts.

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

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

         The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facility which bear interest based on floating rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates on its floating rate debt and may do so in the future. However, there were no amounts received under the agreement as of March 31, 1999 and 1998.

         At March 31, 1999, the Company had approximately $250.6 million of variable rate debt obligations outstanding with a weighted average interest rate of 8.92%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at March 31, 1999, would have changed interest expense by approximately $0.6 million for the quarter ended March 31, 1999.

                          AMERICAN PAD & PAPER COMPANY

                            PART II OTHER INFORMATION


ITEM 1            Legal Proceedings

         As reported in the Company's Form 10-K for the year ended December 31, 1998, between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on June 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

ITEM 2            Changes in Securities and Use of Proceeds

                  None

ITEM 3            Defaults Upon Senior Securities
                  None

ITEM 4            Submission of Matters to a Vote of Security Holders
                  The Company held its Annual Meeting of Shareholders on April 27, 1999. The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:

                                                                                             Withheld, Against
                        Matter                                                  Approved       or Abstained
         Election of Class III Directors -
              James W. Swent III...........................................    23,299,589        4,427,456
              Robert C. Gay................................................    23,290,812        4,436,233
              and Scott R. Watterson.......................................    23,301,237        4,425,808

         Ratification of PricewaterhouseCoopers LLP as independent
              Accountants for the Company..................................    23,443,580        4,283,465

         Approval of the 1999 Key Employees Stock Incentive Plan for
               the Company.................................................    14,022,124       13,704,921


ITEM 5            Other Information
                  None

ITEM 6            Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

       Exhibit No.                          Description of Exhibit

          27.03                             Financial Data Schedule


    (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the first quarter of 1999 and through the date of the filing of this report:

(1) Current Report on Form 8-K filed April 1, 1999, relating to the Company's March 22, 1999, press release. A press release on March 22, 1999, announcing that the Board of Directors elected two new directors, Jeffery K. Hewson and John H. Rodgers, and has named James W. Swent III as Co-Chairman of the Board, effective March 17, 1999.

(2) Current Report on Form 8-K filed April 28, 1999, relating to the Company's April 19, 1999, press release. A press release on April 19, 1999, announcing reported financial results for the first quarter ended March 31, 1999.

(3) Current Report on Form 8-K filed May 14, 1999, relating to the Company's May 10, 1999, press releases. A press release on May 10, 1999, announcing the appointment of William L. Morgan as Chief Operating Officer (COO). An additional press release on May 10, 1999, announcing the closing of the Holland, New York plant.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on May 14, 1999, on their behalf by the undersigned thereunto duly authorized.




/s/ James W. Swent, III                  /s/ David N. Pilotte
James W. Swent, III                      David N. Pilotte
Chief Executive Officer and              Vice President and Corporate Controller
Chief Financial Officer                  (Principal Accounting Officer)
(Principal Executive Officer and
Principal Financial Officer)