Form 10-Q
period 1999-06-30
AMERICAN PAD & PAPER CO
filed 1999-08-04
CIK 5588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No








         As of August 2, 1999, there were 27,724,045 outstanding shares of American Pad & Paper Company common stock.

================================================================================

                                                     AMERICAN PAD & PAPER COMPANY

                                                 QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                                 INDEX
                                                                                                             Page No.
PART I        FINANCIAL INFORMATION

     Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998.........................................................        3

         Consolidated Statements of Operations for the three and six months ended
              June 30, 1999 and 1998......................................................................        4

         Consolidated Statements of Cash Flows for the six months
              ended June 30, 1999 and 1998................................................................        5

         Notes to Consolidated Financial Statements ......................................................        6

     Item 2   Management's Discussion and Analysis of Financial Condition and Results of
              Operations .................................................................................       11

     Item 3   Quantitative and Qualitative Disclosures About Market Risk..................................       18


PART II  OTHER INFORMATION

     Item 1   Legal Proceedings...........................................................................       19
     Item 2   Changes in Securities and Use of Proceeds...................................................       19
     Item 3   Defaults Upon Senior Securities.............................................................       19
     Item 4   Submission of Matters to a Vote of Security Holders.........................................       19
     Item 5   Other Information...........................................................................       19
     Item 6   Exhibits and Reports on Form 8-K............................................................       19
     Signature Page   ....................................................................................       20



                                  AMERICAN PAD & PAPER COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share amounts)
                                         (Unaudited)

                                                              June 30,           December 31,
                                                                1999                1998
                                                            --------------     --------------
ASSETS
Current assets:
  Cash ..................................................   $          347     $        1,371
  Accounts receivable ...................................           36,757             60,660
  Inventories ...........................................          119,670            112,169
  Income taxes receivable ...............................            1,700              1,700
  Prepaid expenses and other current assets .............            2,515              1,240
  Deferred income taxes .................................               40                 40
                                                            --------------     --------------
    Total current assets ................................          161,029            177,180

Property, plant and equipment ...........................          150,008            152,198
Goodwill and intangible assets ..........................          181,179            185,805
Other ...................................................            2,533              2,654
                                                            --------------     --------------
  Total assets ..........................................   $      494,749     $      517,837
                                                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
  Current portion of long-term debt .....................   $        2,592     $        1,236
  Accounts payable ......................................           40,494             49,598
  Accrued expenses ......................................           45,923             47,078
  Income taxes payable ..................................              300                300
  Restructuring reserve .................................            4,678              5,660
                                                            --------------     --------------
    Total current liabilities ...........................           93,987            103,872
                                                            --------------     --------------

Long-term debt ..........................................          388,033            373,675
Deferred income taxes ...................................           16,547             16,972
Other ...................................................            1,101              1,288
                                                            --------------     --------------
   Total liabilities ....................................          499,668            495,807
                                                            --------------     --------------

Commitments and contingencies
Stockholders' equity(deficit):
  Preferred stock, 150,000 shares authorized,
   no shares issued and outstanding .....................               --                 --
  Common stock, voting, $.01 par value, 75,000,000
    shares authorized, 27,724,045 and 27,724,045
    shares issued and outstanding, respectively .........              277                277
Additional paid-in capital ..............................          301,287            301,287
Accumulated deficit .....................................         (306,483)          (279,534)
                                                            --------------     --------------

    Total stockholders' equity(deficit)..................           (4,919)            22,030
                                                            --------------     --------------
    Total liabilities and stockholders' equity(deficit)..   $      494,749     $      517,837
                                                            ==============     ==============


    The accompanying notes are an integral part of these consolidated financial statements.




                                AMERICAN PAD & PAPER COMPANY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per share amounts)
                                        (Unaudited)

                                                Three months ended             Six Months ended
                                                     June 30,                       June 30,
                                            ---------------------------   ---------------------------
                                               1999            1998           1999           1998
                                            ------------   ------------   ------------   ------------
Net sales ...............................   $    134,051   $    146,724   $    271,681   $    308,319
Cost of sales ...........................        125,475        143,327        250,246        285,500
                                            ------------   ------------   ------------   ------------
  Gross profit ..........................          8,576          3,397         21,435         22,819

Operating expenses:
  Selling and marketing .................          5,375          5,504         10,255         10,193
  General and administrative ............          6,113          9,273         13,243         14,705
  Loss on sales of accounts receivable ..            710            714          1,449          1,461
  Amortization of intangible assets .....          1,286          1,608          2,571          3,195
  Write-down of intangible assets .......           --           41,000           --           41,000
  Management fees and services ..........            375            530            750          1,060
                                            ------------   ------------   ------------   ------------
Income (loss) from operations ...........         (5,283)       (55,232)        (6,833)       (48,795)

Other income (expense):
  Interest ..............................        (10,923)       (11,063)       (21,719)       (21,806)
  Other income, net .....................          2,023            (36)         2,329             15
                                            ------------   ------------   ------------   ------------
Loss before income taxes ................        (14,183)       (66,331)       (26,223)       (70,586)
Benefit from income taxes ...............           --          (10,394)          --          (12,564)
                                            ------------   ------------   ------------   ------------
Loss before cumulative effect of a change
   in accounting principle ..............        (14,183)       (55,937)       (26,223)       (58,022)

Cumulative effect of a change in
  accounting principle ..................           --             --              726           --
                                            ------------   ------------   ------------   ------------
Net loss ................................   $    (14,183)  $    (55,937)  $    (26,949)  $    (58,022)
                                            ============   ============   ============   ============

Basic loss per share

Loss before cumulative effect of a change
  in accounting principle ...............   $      (0.51)  $      (2.02)  $      (0.94)  $      (2.09)

Cumulative effect of a change in
  accounting principle ..................           --             --            (0.03)          --
                                            ------------   ------------   ------------   ------------
Net loss ................................   $      (0.51)  $      (2.02)  $      (0.97)  $      (2.09)
                                            ============   ============   ============   ============
Weighted average shares outstanding:
Basic ...................................         27,724         27,724         27,724         27,710
                                            ============   ============   ============   ============

     The  accompanying  notes are an  integral  part of these consolidated financial statements.







                                         AMERICAN PAD & PAPER COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                        --------------   ----------------
                                                                             1999               1998
                                                                        --------------    ---------------

Cash flows from operating activities:
  Net loss ..........................................................   $      (26,949)   $      (58,022)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Deferred income taxes ...........................................             (425)             --
    Depreciation ....................................................            7,212             6,578
    Amortization of goodwill and intangible assets ..................            2,572             3,195
    Write-down of assets - Shade/Allied .............................             --              41,000
    Cumulative effect of change in accounting principle .............              726              --
    Amortization of debt issuance costs .............................            1,386             1,808
    (Gain) or loss on disposal of assets ............................           (1,880)              141
    Changes in assets and liabilities:
       Accounts receivable ..........................................           26,903            48,607
       Income taxes receivable ......................................             --               3,308
       Inventories ..................................................           (7,501)           13,661
       Prepaid expenses and other ...................................           (1,276)           (1,176)
       Income taxes payable .........................................             --             (12,748)
       Accounts payable .............................................           (9,104)          (22,942)
       Accrued expenses .............................................           (2,138)             (361)
       Other assets and liabilities .................................              (67)             (868)
                                                                        --------------    --------------
         Net cash provided by (used in) operating activities ........          (10,541)           22,181
                                                                        --------------    --------------

Cash flows from investing activities:
  Purchases of property and equipment ...............................           (8,672)           (8,694)
  Proceeds from sale of assets ......................................            5,531                14
                                                                        --------------    --------------
         Net cash used in investing activities ......................           (3,141)           (8,680)
                                                                        --------------    --------------

Cash flows from financing activities:
  Net borrowings on credit agreement and long-term debt .............           16,542            27,500
  Repayment of long-term debt .......................................             (827)           (1,055)
  Net repayment of accounts receivable financing facility ...........           (3,000)          (12,000)
  Debt issuance costs ...............................................              (57)           (1,393)
  Options and management stock purchase plan ........................             --                  11
                                                                        --------------    --------------
     Net cash provided by financing activities ......................           12,658            13,063
                                                                        --------------    --------------

Net increase (decrease) in cash .....................................           (1,024)           26,564
Cash, beginning of period ...........................................            1,371             4,855
                                                                        --------------    --------------
Cash, end of period .................................................   $          347    $       31,419
                                                                        ==============    ==============

The  accompanying  notes are an  integral  part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999



1.  Organization and Basis of Presentation

     Organization and Basis of Presentation

         American Pad & Paper Company (the "Company") is a holding company, which conducts its operations through American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") and its wholly owned subsidiaries AP&P Manufacturing, Inc., and American Pad & Paper Sales Company, Inc.

     The financial statements of the Company include the historical accounts and operations of the Company and AP&P Delaware. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of AMPAD, the envelope operations of Williamhouse and Niagara, and the continuous form operations of Shade/Allied. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation used in the accounts receivable financing facility. All significant intercompany balances have been eliminated.

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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 1999, and the results of its operations and its cash flows for the three months and six months ended June 30, 1999, and 1998. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

     American Pad & Paper Company of Delaware, Inc.

     The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the notes. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholder's equity(deficit) at June 30, 1999, consists of one hundred shares of $0.01 par value common stock, paid-in capital of $202.4 million and an accumulated deficit of $207.3 million and, in total, is equal to the stockholders' equity(deficit) of the Company.

2.       Restructuring Reserve

         On September 1, 1998, the Company announced a plan to rationalize its manufacturing operations. The plan includes plant consolidations, equipment moves, plant/product changes, warehouse consolidations, and the addition of new distribution centers. The rationalization is expected to result in an approximate 14-18% reduction in manufacturing space and a net 7% reduction in the workforce (approximately 250 employees, primarily in manufacturing).

     The Company has announced three plant closings as part of the rationalization plan. The closing of the Kosciusko, Mississippi, plant was announced on November 10, 1998. The closing of the Dallas, Texas, plant was announced on January 19, 1999. The closing of the Holland, New York, plant was announced on May 10, 1999. The final production of the Kosciusko and Dallas plants occurred on April 14, 1999 and April 22, 1999, respectively. As of June 30, 1999, 122 employees have been severed and severance and benefit payments totaling $749,000 have been charged to the restructuring reserve.

                                                    Initial                              Remaining
                                                  Restructuring         Amounts           Costs to
                                                      Charge         Used to date          Incur
                                                 ---------------    --------------     --------------
                                                                   (in thousands)
Severance and benefits ......................    $        1,848     $         (749)    $        1,099
Closing costs to exit facilities ............             2,484               (213)             2,271
Lease termination costs .....................               468                (66)               402
Property taxes after ceasing operations .....               941                (35)               906
                                                 --------------     --------------     --------------
 Total ......................................    $        5,741     $       (1,063)    $        4,678
                                                 ==============     ==============     ==============

         The Company recorded one-time implementation costs associated with the rationalization plan of $4.7 million in cost of sales during the two quarters ended June 30, 1999. These expenses represent costs to move equipment, efficiency costs, and recruiting costs. Estimated capital expenditures of $2.8 million and one-time implementation costs of $2.0 million that do not qualify for current recognition will be recorded primarily in 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost savings of approximately $10.0 million.


3.  Accounts Receivable

                                                             June 30,         December 31,
                                                              1999               1998
                                                         --------------     --------------
                                                                  (in thousands)
Accounts receivable - trade .........................    $       32,700     $       59,936
Accounts receivable - other .........................             5,908              2,972
Less allowance for doubtful accounts and reserves for
 customers deductions and cash discounts ............            (1,851)            (2,248)
                                                         --------------     --------------
                                                         $       36,757     $       60,660
                                                         ==============     ==============

         On May 24, 1996, the Company entered into a $60.0 million accounts receivable financing facility. At June 30, 1999 and December 31, 1998, accounts receivable of $53.0 million and $56.0 million, respectively, were sold under this facility. All accounts are sold with recourse. Therefore, a portion of the allowance for doubtful accounts covers receivables no longer reflected on the balance sheet. Under the agreement, the maximum available under the facility is subject to change based on the level of eligible receivables as defined in the agreement. The facility matures in October 2001.


3.       Inventories

                                                              June 30,           December 31,
                                                               1999                  1998
                                                          --------------      ---------------
                                                                    (in thousands)
Raw materials .......................................    $       32,820       $       29,892
Work in process .....................................             5,604                5,440
Finished goods ......................................            86,111               77,788
                                                         --------------       --------------
                                                                124,535              113,120
LIFO reserve ........................................            (4,865)                (951)
                                                         --------------       --------------
                                                         $      119,670       $      112,169
                                                         ==============       ==============


4.       Property, Plant, and Equipment

                                           Estimated
                                          Useful lives      June 30,            December 31,
                                            in years         1999                  1998
                                                         --------------       --------------
                                                                   (in thousands)
Land.....................................                $        4,834       $        7,002
Buildings................................      40                32,912               34,585
Machinery and equipment..................     3-12              133,660              132,721
Office furniture and fixtures............     3-7                12,341               12,351
Construction in progress.................                        12,383                5,109
                                                         --------------       --------------
                                                                196,130              191,768
Less accumulated depreciation............                       (46,122)             (39,570)
                                                         --------------       -- -----------
                                                         $      150,008       $      152,198
                                                         ==============       ==============


5.       Goodwill and Intangible Assets

                                                             June 30,         December 31,
                                                              1999                1998
                                                         --------------     --------------
                                                                  (in thousands)
    .................................................
Goodwill ............................................    $      148,460     $      148,460
Intangible assets, primarily tradenames .............            42,767             43,665
Debt issuance costs .................................            20,105             20,048
                                                         --------------     --------------
                                                                211,332            212,173
Less accumulated amortization .......................           (30,153)           (26,368)
                                                         --------------     --------------
                                                         $      181,179     $      185,805
                                                         ==============     ==============


         The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 effective January 1, 1999, recorded a charge of $0.7 million in January 1999 reflecting the write off of previously recorded start-up costs.


6.       Accrued Expenses

                                                              June 30,        December 31,
                                                               1999              1998
                                                          -------------     --------------
                                                                       (in thousands)
    .................................................
Acquisition integration costs .......................    $        5,270     $        6,190
Sales volume discounts ..............................            19,525             18,572
Salaries, wages and benefits ........................             4,498              4,922
Interest ............................................             3,366              3,808
Insurance reserves ..................................             5,908              5,550
Other ...............................................             7,356              8,036
                                                         --------------     --------------
                                                         $       45,923     $       47,078
                                                         ==============     ==============


7.       Long-Term Debt

                                                            June 30,          December 31,
                                                             1999                1998
                                                         --------------     --------------
                                                                   (in thousands)
    .................................................
Revolving credit facility ...........................    $      250,855     $      235,150
13% Senior Subordinated Notes due 2005 ..............           130,000            130,000
Industrial revenue bonds ............................             6,815              7,165
Notes payable .......................................             1,128                584
Capitalized lease obligations .......................             1,827              2,012
                                                         --------------     --------------
                                                                390,625            374,911
Less current portion ................................             2,592              1,236
                                                         --------------     --------------
                                                         $      388,033     $      373,675
                                                         ==============     ==============


     On March 5, 1999, the Company amended its revolving credit facility. The amendment rescheduled a $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998, and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000. The amended credit facility also provides for a permanent reduction in availability of $50 million in July 2000. This amended revolving credit facility also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 as well as first and second quarters of 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

8.       Related Party Transactions

     The Company had an outstanding note receivable of $279,000 at June 30, 1999, from its former President and Chief Operating Officer. In 1998, the note was extended to July 2000, and bears interest at a rate of six percent. The amounts due under the note are with full recourse and are secured by a pledge of all such shares of Common Stock purchased by the former executive.

         On March 31, 1998, the Company loaned its acting Chief Financial Officer, who is also a director, $1.0 million related to the exercise of stock options. The current loan balance is $1.1 million. The loan is due in March 2001 and bears interest at a rate of 5.89%. The loan is secured by shares of common stock.

                          AMERICAN PAD & PAPER COMPANY

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



OVERVIEW

     The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 to $70 billion North American office products industry. Through its AMPAD division, the Company is among the largest manufacturers of writing pads and notebooks, filing supplies, retail envelopes and machine papers to many of the largest office products retailers and distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded, specialty and commodity business envelopes to paper merchants and distributors. Certain factors which have affected, and may affect prospectively, the operating results of the Company are discussed below.

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

Recent Developments

     Management Changes. On March 17, 1999, the Company appointed James W. Swent III as Co-Chairman of the Board with Mr. Robert C. Gay. Also, John H. Rodgers, Senior Vice President, General Counsel and Secretary, and Jeffery K. Hewson were appointed to the Board of Directors replacing Jonathan S. Lavine and filling a newly created vacant position. Mr. Hewson has held executive positions including President of the Beckley Cardy Group, Chief Executive Officer of United Stationers, Inc., President of ACCO World Corporation - U.S. Division and Canada, and is a director of ISA International, a publicly held company in Great Britain.

         On May 10, 1999, the Company appointed William L. Morgan as Chief Operating Officer (COO). Mr. Morgan, 59, joined American Pad & Paper in July 1998 as Executive Vice President, Operations. In his new position as COO, Mr. Morgan will focus on the day-to-day business operations for manufacturing, marketing, sales, purchasing, logistics, information systems, new product development and operational finance/accounting functions.

         On May 10, 1999, the Company announced that its plant in Holland, New York, will be closed and consolidated as part of the Company's previously announced rationalization plan. The Holland plant is a Williamhouse Division operation and will be transferring its production capability into an existing plant in Scottdale, Pennsylvania. The Holland plant employs approximately 185 people and will continue operations at reduced levels through the end of September 1999.

     On June 1, 1999, the Company named Lee E. Meyer as President of its Creative Card Division. Mr. Meyer, 46, will be responsible for all operations of the Creative Card Division. Mr. Meyer has over 20 years of industry experience. His most recent position was President, of Current Inc. and PaperDirect Inc., a $225+ million manufacturer and marketer of greeting cards and papers. Prior to that he held both executive and operational positions with Deluxe Corporation and Procter and Gamble.

     Amendments to Revolving Credit Facility. On March 5, 1999, the Company amended its revolving credit facility. The amendment rescheduled a $25 million line reduction from December 31, 1999, to March 31, 2000. Other changes provided for an add-back for purposes of calculating cumulative EBITDA of $6.3 million in certain charges absorbed in the fourth quarter of 1998, and a more favorable manner in which proceeds from the sale of assets are applied to scheduled line reductions. As amended, 50% of the proceeds from the sale of assets are credited against the scheduled line reduction of March 2000 and 50% to the scheduled reduction of July 2000. The amended credit facility also provides for a permanent reduction in availability of $50 million in July 2000. This amended revolving credit facility also provided that the interest rate incurred by the Company will vary each quarter through July 2001, depending on the Company's consolidated debt to EBITDA ratio at the beginning of each quarter, and requires the Company to meet certain financial tests including minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios. The Company exceeded EBITDA performance targets for the third and fourth quarters of 1998 as well as the first and second quarters of 1999, as measured by the agreement. The amendment also limits capital expenditures to $15.0 million per year in 1999 and 2000 and $7.5 million through July 2001. The revolving credit facility matures in July 2001.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended June 30, 1999 and 1998.

Income Statement Data
                                              Three months ended June 30,       Six months ended June 30,
                                             ----------------------------     -----------------------------
                                                1999             1998             1999            1998
                                             ------------    ------------     ------------     ------------

    .....................................
Net sales ...............................          100.0%          100.0%           100.0%           100.0%
Cost of sales ...........................           93.6%           97.7%            92.1%            92.6%
                                             ------------    ------------     ------------     ------------
   Gross profit .........................            6.4%            2.3%             7.9%             7.4%
Operating expenses:
   Selling and marketing ................            4.0%            3.8%             3.8%             3.3%
   General and administrative ...........            4.6%            6.3%             4.9%             4.8%
   Loss on sale of accounts receivable ..            0.5%            0.5%             0.5%             0.5%
   Amortization of intangible assets ....            1.0%            1.1%             0.9%             1.0%
   Write-down of assets - Shade/Allied ..            0.0%           27.9%             0.0%            13.3%
   Management fees and services .........            0.3%            0.4%             0.3%             0.3%
                                             ------------    ------------     ------------     ------------
Income (loss) from operations ...........           -4.0%           -37.7%           -2.5%           -15.8%

Other income (expense):
   Interest .............................           -8.1%           -7.5%            -8.0%            -7.1%
   Other income, net ....................            1.5%            0.0%             0.9%             0.0%
                                             ------------    ------------     ------------     ------------
Loss before income taxes ................          -10.6%          -45.2%            -9.6%           -22.9%
Provision for (benefit from) income taxes            0.0%           -7.1%             0.0%            -4.1%
                                             ------------    ------------     ------------     ------------

Loss before cumulative effect of
  a change in accounting principle ......          -10.6%          -38.1%            -9.6%           -18.8%

Cumulative effect of a change in
  Accounting principle net of tax .......            0.0%            0.0%             0.3%             0.0%
                                             ------------    ------------     ------------     ------------
Net loss ................................          -10.6%          -38.1%            -9.9%           -18.8%
                                             ============    ============     ============     ============


Three months ended June 30, 1999, compared to three months ended June 30, 1998

     Net sales decreased to $134.1 million in 1999 from $146.7 million in 1998, a decrease of $12.6 million or 8.6%. The decrease is comprised of a $17.0 million decrease in sales partially offset by a $4.4 million decrease in customer incentives. The net sales decrease is primarily attributable to the loss of a major superstore customer, the Company's efforts to eliminate unprofitable business in its forms sales, and the focused effort by the Company's superstore customer to reduce inventory. The decrease was partially offset by increases in the remaining superstore customers and the end of some customer incentive programs.

     Gross profit increased to $8.6 million or 6.4% of net sales in 1999 from $3.4 million or 2.3% of net sales in 1998. This $5.2 million increase in gross profit margin is primarily attributable to lower costs and operating variances as well as increased FIFO. These operating efficiencies were partially offset by LIFO charges that exceed 1998 charges by $3.6 million. In addition, 1999 cost of sales included $3.4 million of one-time costs associated with the plant rationalization plan. These expenses represent costs to move equipment, efficiency costs, and recruiting costs.

         Selling and marketing expenses of $5.4 million incurred in 1999 decreased $0.1 million from $5.5 million recorded in 1998.

     General and administrative expenses decreased to $6.1 million in 1999 from $9.3 million in 1998. This decrease is primarily attributable to the Company's 1998 reevaluation of certain assets, which resulted in $1.7 million of charges for the allowance for doubtful accounts and one time severance and litigation charges of $1.3 million in the second quarter of 1998.

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

         Write-down of intangible assets expense of $41.0 million for the three months ended June 30, 1998, reflects a write-off of goodwill and a write-down of intangible assets associated with the Shade/Allied continuous forms business.

         Management fees and services decreased to $0.4 million in 1999 from $0.5 million for 1998. The change in management fees is due to the renegotiation of the Company's Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

         Interest expense decreased to $10.9 million in 1999 from $11.1 million in 1998, representing a decrease of $0.2 million. The decline is due to lower average outstanding debt levels during the second quarter of 1999 compared to the second quarter of 1998, partially offset by higher rates.

     The income tax provision for the quarter ended June 30, 1999, reflects an effective income tax benefit rate of 0% as compared with the effective income tax provision rate of 15.7% for the quarter ended June 30, 1998. In the second quarter of 1999, the Company did not record any tax benefit associated with its loss. Instead, the Company increased its net deferred tax valuation allowance by an amount equal to the tax benefit which would have been provided by the loss. The Company will continue this practice until the realization of its recorded net operating loss is reasonably assured. In the second quarter of 1998, the
Company lowered its effective tax rate due to the expected effect of nondeductible expenses during 1998.


Six months ended June 30, 1999, compared to six months ended June 30, 1998

         Net sales decreased to $271.7 million in 1999 from $308.3 million in 1998, a decrease of $36.6 million or 11.9%. The decrease is comprised of a $38.9 million decrease in sales partially offset by a $2.3 million decrease in customer incentives. The net sales decrease is primarily attributable to the loss of a major superstore customer, the Company's efforts to eliminate unprofitable business in its forms sales, and the focused effort by the Company's superstore customers to reduce inventory. The decrease was partially offset by increases in the remaining superstore customers and the end of some customer incentive programs.

         Gross profit decreased to $21.4 million or 7.9% of net sales in 1999 from $22.8 million or 7.4% of net sales in 1998. This $1.4 million decrease in gross profit margin is primarily attributable to lower sales and LIFO charges that exceeded 1998 charges by $3.6 million. In addition, 1999 cost of sales included $4.7 million of one-time costs associated with the plant rationalization plan. These expenses represent costs to move equipment, efficiency costs, and recruiting costs. These variances were partially offset by lower standard costs and operating variances as well as increased FIFO.

         Selling and marketing expenses of $10.3 million incurred in 1999 increased $0.1 million from $10.2 million recorded in 1998. This increase was primarily due to increased marketing research and new product development.

         General and administrative expenses decreased to $13.2 million in 1999 from $14.7 million in 1998, or $1.5 million. This decrease is primarily attributable to one time severance and litigation costs of $1.3 million in 1998.

         Losses on sales of accounts receivable decreased to $1.4 million in 1999 from $1.5 million in 1998 due primarily to a lower average level of accounts receivable sold to the third party trust in 1999. The decrease was caused by lower eligible receivables partially offset by higher rates. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

         Goodwill and intangible asset amortization expense decreased to $2.6 million in 1999 from $3.2 million in 1998. The decrease of $0.6 million is due primarily to the amortization associated with the $41.0 million write down of intangible assets in the second quarter of 1998.

         Write-down of intangible assets expense of $41.0 million for the six months ended June 30, 1998, reflects a write-off of goodwill and a write-down of intangible assets associated with the Shade/Allied continuous forms business.

         Management fees and services decreased to $0.8 million in 1999 from $1.1 million for 1998, representing a decrease of $0.4 million. The change in management fees is due to the renegotiation of the Company's Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

         Interest expense decreased to $21.7 million in 1999 from $21.8 million in 1998, representing an decrease of $0.1 million. The decline is due to lower average outstanding debt levels during the year-to-date period ended June 30, 1999 compared to the year-to-date period ended June 30, 1998. This was partially offset by higher rates.

     The income tax provision for the six months ended June 30, 1999, reflects an effective income tax benefit rate of 0% as compared with the effective income tax provision rate of 17.8% for the six months ended June 30, 1998. In the first half of 1999, the Company did not record any tax benefit associated with its loss. Instead, the Company increased its net deferred tax valuation allowance by an amount equal to the tax benefit which would have been provided by the loss. The Company will continue this practice until the realization of it recorded net operating loss is reasonably assured. In the first half of 1998, the Company lowered its effective tax rate due to the expected effect of nondeductible expenses during 1998.

         Cumulative effect of a change in accounting principle for the six months ended June 30, 1999, reflects a charge of $0.7 million, net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.


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

         The Company's gross profit is directly affected by, among other factors, the mix of products sold and the mix of customers. Based on the Company's current product categories and customer mix, the Company's gross profit will be negatively or positively affected as the actual product and customer sales mix changes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities for the six months ended June 30, 1999, was $10.5 million as compared to net cash provided by operating activities for the six months ended June 30, 1998, of $22.2 million. This decrease is primarily the result of lower sales.

         Cash used in investing activities for the six months ended June 30, 1999 and 1998, was $3.1 million and $8.7 million, respectively, due to the purchase of equipment, principally production equipment, offset by the sale of assets.

         The ability of the Company to meet its debt service and other obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries. In turn, such performance will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

         Although there can be no assurance, management believes that, based upon cash on hand at June 30, 1999, estimates of current and future operations, and other available sources of funds including availability under the revolving credit facility and the accounts receivable financing facility at June 30, 1999, of $14.3 million, its finances will be adequate for 1999 to make required payments of principal and interest on the Company's debt, to fund anticipated capital expenditures, and to meet working capital needs.

     The amount of debt available under the Company's current credit agreement decreases by $25 million in March 2000 and by an additional $50 million in July 2000. Based on the Company's current level of operating results and the expected operating results in 1999 and 2000, the Company expects that the scheduled reduction in July 2000 may require the Company to pursue other financing alternatives, including, but not limited to, refinancing of its bank debt, raising new private or public debt, raising additional public equity, reducing capital expenditures, reducing operating costs, selling assets, or a combination of these efforts. However, no assurance can be given that the Company will be able to complete the financing alternatives just described, or that the other measures will be sufficient to provide adequate liquidity to meet the Company's ongoing obligations.


YEAR 2000 ISSUE

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

         The Company has purchased a new certified Year 2000 compliant version of its existing software to upgrade critical manufacturing, distribution, and financial applications. The upgrade is scheduled for completion and full installation by December 31, 1999. While the primary purpose of the software upgrade is to modernize and improve the Company's operations, it is also expected to resolve any Year 2000 issues in these critical computer systems. Through June 30, 1999, capital expenditures to purchase software and related hardware total $2.3 million and non-capital expenditures for Year 2000 readiness are approximately $0.7 million. To complete Year 2000 readiness, $0.2 million of capital expenditures will be incurred to complete the purchase of related hardware and approximately $1.0 to $1.5 million is expected to be spent through 1999 for implementation of the upgraded software, consultant costs and other Year 2000 readiness costs. The Company will fund these expenditures through its operating cash flow. At this time, other than the cost of implementing its new information system, the Company does not believe that the costs of addressing the Year 2000 issue will be material. The Company has increased its overall information systems budget to accommodate the implementation of the upgraded software and Year 2000 compliance projects and has not delayed other critical information systems work due to its Year 2000 efforts.

     In addition to the software upgrade, a Company-wide committee of senior executives representing all functional areas has been established to identify, evaluate and initiate corrective actions in order to achieve Year 2000 readiness. The committee has completed the process of taking the relevant inventory, assessing risk and assigning priorities to various tasks and performing limited internal tests relative to the Company's critical functions. The committee determined that the Company's primary hardware and operating systems and the program supporting the Company's electronic data interchange are already Year 2000 compliant. With regard to the Company's manufacturing and other non-IT readiness for Year 2000, the Committee has not identified any issues that would have a material, adverse impact on the Company's operations' processes. The committee has developed contingency plans for the Company's critical information systems which primarily consist of making its existing systems Year 2000 compliant in the event that the software upgrade is not completed by the scheduled date. In addition, contingency plans have included the development of manual intervention processes for critical functions. Remedial tasks relative to the Company's critical functions have been completed. The committee's expectation is that full integrated testing will be completed by October 31, 1999. In addition, the committee has requested and received documentation from all key customers, suppliers and other business partners that their organizations will be ready for the year 2000. While the Company cannot warrant that all the systems of its business partners will be Year 2000 compliant, based on currently available information, the Company expects no significant business interruptions due to non-compliance by any particular entity.

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

FORWARD-LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

     1. Changes in economic conditions, in particular those which affect the retail and wholesale office product markets.
     2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.
     3. Changes in senior management or control of the Company.
     4. Inability to obtain new customers or retain existing ones.
     5. Significant changes in competitive factors, including product pricing conditions affecting the Company.
     6. Governmental/regulatory actions and initiatives, including those affecting financings.
     7. Significant changes from expectations in actual capital expenditures and operating expenses.
     8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.
     9. Significant changes in rates of interest, inflation or taxes.
    10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
    11. Changes in accounting principles and/or the application of such principles to the Company.
    12. Timely resolution of Year 2000 issues by the Company and its customers and suppliers.
    13.  Completion of the Company's restructuring plan.
    14.  Changes in customer inventory levels.


         The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facility which bear interest based on floating rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates on its floating rate debt and may do so in the future. However, there were no amounts received under the agreement as of June 30, 1999 and 1998.

         At June 30, 1999, the Company had approximately $250.9 million of variable rate debt obligations outstanding with a weighted average interest rate of 8.92%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 30, 1999, would have changed interest expense by approximately $1.1 million for year-to-date June 30, 1999.

                          AMERICAN PAD & PAPER COMPANY
                            PART II OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

         As previously reported, between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on June 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4            SUBMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5            OTHER INFORMATION
                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

       Exhibit No.                          Description of Exhibit

          27.03                              Financial Data Schedule


    (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of 1999 and through the date of the filing of this report:

(1) Current Report on Form 8-K filed May 14, 1999, relating to the Company's May 10, 1999, press releases. A press release on May 10, 1999, announcing the appointment of William L. Morgan as Chief Operating Officer.

(2) Current Report on Form 8-K filed May 14, 1999, relating to the Company's May 10, 1999, press releases. A press release on May 10, 1999, announced that its plant in Holland, New York will be closed and consolidated.

(3) Current Report on Form 8-K filed June 3, 1999, relating to the Company's June 1, 1999, press release. A press release on June 1, 1999, announcing the appointment of Lee E. Meyer as President of its Creative Card Division.

(4) Current Report on Form 8-K filed July 26, 1999, relating to the Company's July 19, 1999, press release. A press release on July 19, 1999, announcing reported financial results for the second quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on August 4, 1999, on their behalf by the undersigned thereunto duly authorized.




/s/ James W. Swent, III                  /s/ David N. Pilotte
James W. Swent, III                      David N. Pilotte
Chief Executive Officer and              Vice President and Corporate Controller
Chief Financial Officer                  (Principal Accounting Officer)
(Principal Executive Officer and
Principal Financial Officer)