Form 10-Q
period 1999-09-30
AMERICAN PAD & PAPER CO
filed 1999-11-15
CIK 5588

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No












         As of November 15, 1999, there were 28,527,983 outstanding shares of American Pad & Paper Company common stock.

================================================================================

                          AMERICAN PAD & PAPER COMPANY

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX
                                                                                                               Page No.
PART I   FINANCIAL INFORMATION

     Item 1   Financial Statements (unaudited)
    ......................................................................................................

         Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998 ...................................................        3

         Consolidated Statements of Operations for the three and nine months ended
              September 30, 1999 and 1998 ................................................................        4

         Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1999 and 1998 ..........................................................        5

         Notes to Consolidated Financial Statements ......................................................        6

     Item 2   Management's Discussion and Analysis of Financial Condition and Results of
              Operations .................................................................................       11

     Item 3   Quantitative and Qualitative Disclosures About Market Risk..................................       18


PART II  OTHER INFORMATION

     Item 1   Legal Proceedings...........................................................................       18
     Item 2   Changes in Securities and Use of Proceeds...................................................       18
     Item 3   Defaults Upon Senior Securities.............................................................       18
     Item 4   Submission of Matters to a Vote of Security Holders.........................................       19
     Item 5   Other Information...........................................................................       19
     Item 6   Exhibits and Reports on Form 8-K............................................................       19
     Signature Page   ....................................................................................       19




                          AMERICAN PAD & PAPER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                September 30,    December 31,
                                                                    1999             1998
                                                               --------------   --------------
ASSETS
Current assets:
    ........................................................
  Cash .....................................................   $        1,545   $        1,371
  Accounts receivable ......................................           36,915           60,660
  Inventories ..............................................          117,408          112,169
  Income taxes receivable ..................................              132            1,700
  Prepaid expenses and other current assets ................            2,206            1,240
  Deferred income taxes ....................................               40               40
                                                               --------------   --------------
    Total current assets ...................................          158,246          177,180

Property, plant and equipment ..............................          148,938          152,198
Goodwill and intangible assets .............................          179,205          185,805
Other ......................................................            2,502            2,654
                                                               --------------   --------------
     Total assets ..........................................   $      488,891   $      517,837
                                                               ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt ........................   $      247,610   $        1,236
  Accounts payable .........................................           48,455           49,598
  Accrued expenses .........................................           49,107           47,078
  Income taxes payable .....................................              300              300
  Restructuring reserve ....................................            2,200            5,660
                                                               --------------   --------------
     Total current liabilities .............................          347,672          103,872
                                                               --------------   --------------

Long-term debt .............................................          137,871          373,675
Deferred income taxes ......................................           16,364           16,972
Other ......................................................            1,102            1,288
                                                               --------------   --------------
   Total liabilities .......................................          503,009          495,807

Commitments and contingencies
 Stockholders' equity (deficit):
  Preferred stock, 150,000 shares authorized,
   no shares issued and outstanding ........................             --               --
  Common stock, voting, $.01 par value, 75,000,000
   shares authorized, 27,926,405 and 27,724,405
   shares issued and outstanding, respectively .............              279              277
  Additional paid-in capital ...............................          301,287          301,287
  Accumulated deficit ......................................         (315,684)        (279,534)
                                                               --------------   --------------
      Total stockholders' equity (deficit) .................          (14,118)          22,030
                                                               --------------   --------------
    Total liabilities and stockholders' equity (deficit) ...   $      488,891   $      517,837
                                                               ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.




                                     AMERICAN PAD & PAPER COMPANY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share amounts)
                                             (Unaudited)

                                                 Three months ended           Nine months ended
                                                    September 30,                September 30,
                                              --------------------------  ----------------------------
                                                  1999           1998        1999              1998
                                              ------------  ------------  ------------    ------------
    .......................................

Net sales .................................   $    144,717  $    174,160  $    416,398    $    482,479
Cost of sales .............................        131,984       156,462       382,230         441,962
                                              ------------  ------------  ------------    ------------
   Gross profit ...........................         12,733        17,698        34,168          40,517

Operating expenses:
   Selling and marketing ..................          5,590         5,569        15,844          15,762
   General and administrative .............          5,026         9,608        18,269          24,313
   Restructuring charges ..................         (1,999)        5,741        (1,999)          5,741
   Loss on sale of accounts receivable ....            836           858         2,286           2,319
   Amortization of intangible assets ......          1,282         1,327         3,853           4,522
   Write-down of intangible assets ........           --            --            --            41,000
   Management fees and services ...........            375           595         1,125           1,655
                                              ------------  ------------  ------------    ------------
Income (loss) from operations .............          1,623        (6,000)       (5,210)        (54,795)

Other income (expense):
   Interest ...............................        (10,912)      (11,929)      (32,632)        (33,735)
   Other income, net ......................             88           192         2,418             207
                                              ------------  ------------  ------------    ------------
Loss before income taxes ..................         (9,201)      (17,737)      (35,424)        (88,323)
Benefit from income taxes .................           --           4,343          --            16,907
                                              ------------  ------------  ------------    ------------
Loss before cumulative effect of a change
   in accounting principal ................         (9,201)      (13,394)      (35,424)        (71,416)

Cumulative effect of a change
  in accounting principal .................           --            --            (726)           --
                                              ------------  ------------  ------------    ------------
Net loss ..................................   $     (9,201) $    (13,394) $    (36,150)   $    (71,416)
                                              ============  ============  ============    ============

Basic loss per share:
  Loss before cumulative effect of a change
   in accounting principal ................   $      (0.33) $      (0.48) $      (1.27)   $      (2.58)
Cumulative effect of a change
     in accounting principal ..............           --            --           (0.03)           --
                                              ------------  ------------  ------------    ------------
  Net loss ................................   $      (0.33) $      (0.48) $      (1.30)   $      (2.58)
                                              ============  ============  ============    ============

Weighted average shares outstanding:
  Basic ...................................         27,829        27,724        27,760          27,713
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



                                         AMERICAN PAD & PAPER COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (Unaudited)

                                                                             Nine Months ended
                                                                                September 30,
                                                                         -----------     -----------
                                                                            1999            1998
                                                                         -----------     -----------

Cash flows from operating activities:
    ..................................................................
  Net loss ...........................................................   $    (36,150)   $    (71,416)
  Adjustments  to reconcile net loss to net cash provided by (used in)
    operating activities:
    Deferred income taxes ............................................           (607)        (17,148)
    Depreciation .....................................................         10,905          10,241
    Amortization of goodwill and intangible assets ...................          3,853           4,522
    Write-down of assets - Shade/Allied ..............................           --            41,000
    Restructuring charges ............................................         (1,999)          5,741
    Cumulative effect of change in accounting principle ..............            726            --
    Amortization of debt issuance costs ..............................          2,078           3,589
    (Gain) or loss on disposal of assets .............................         (1,929)            143
    Changes in assets and liabilities:
       Accounts receivable ...........................................         22,745          27,202
       Income taxes receivable .......................................          1,568           3,308
       Inventories ...................................................         (5,863)         24,752
       Prepaid expenses and other ....................................           (966)           (301)
       Accounts payable ..............................................         (1,142)        (13,682)
       Accrued expenses ..............................................            567          13,173
       Other assets and liabilities ..................................            (34)           (805)
                                                                         ------------    ------------
         Net cash provided by (used in) operating activities .........         (6,248)         30,319
                                                                         ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment ................................        (10,702)        (11,195)
  Proceeds from sale of assets .......................................          5,610              21
                                                                         ------------    ------------
         Net cash used in investing activities .......................         (5,092)        (11,174)
                                                                         ------------    ------------

Cash flows from financing activities:
  Net borrowings on credit agreement and long-term debt ..............         11,768          14,400
  Repayment of long-term debt ........................................         (1,198)         (1,146)
  Net repayment of accounts receivable financing facility ............          1,000          (2,000)
  Debt issuance costs ................................................            (57)         (2,037)
  Options and management stock purchase plan .........................              1              11
                                                                         ------------    ------------
     Net cash provided by financing activities .......................         11,514           9,228
                                                                         ------------    ------------

Net increase (decrease) in cash ......................................            174          28,373
Cash, beginning of period ............................................          1,371           4,855
                                                                         ------------    ------------
Cash, end of period ..................................................   $      1,545    $     33,228
                                                                         ============    ============

The  accompanying  notes are an  integral  part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999



1.  Organization and Basis of Presentation

     Organization and Basis of Presentation

         American Pad & Paper Company (the "Company") is a holding company, that conducts its operations through American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") and its wholly owned subsidiaries, AP&P Manufacturing, Inc., and American Pad & Paper Sales Company, Inc.

         The financial statements of the Company include the historical accounts and operations of the Company and AP&P Delaware. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of previous acquisitions AMPAD, the envelope operations of Williamhouse and Niagara, and the continuous form operations of Shade/Allied. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation used in the accounts receivable financing facility. All significant intercompany balances have been eliminated.

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

         The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 1999, and the results of its operations and its cash flows for the three months and nine months ended September 30, 1999, and 1998. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

     American Pad & Paper Company of Delaware, Inc.

         AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the notes. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholder's equity (deficit) at September 30, 1999, consists of one hundred shares of $0.01 par value common stock, paid-in capital of $202.4 million and an accumulated deficit of $216.5 million and, in total, is equal to the stockholders' equity (deficit) of the Company.

2.       Restructuring Reserve

         On September 1, 1998, the Company announced a plan to rationalize its manufacturing operations. The plan includes plant consolidations, equipment moves, plant/product changes, warehouse consolidations, and the addition of new distribution centers.

         The Company has announced three plant closings as part of the rationalization plan. The closing of the Kosciusko, Mississippi, plant was announced on November 10, 1998. The closing of the Dallas, Texas, plant was announced on January 19, 1999. The closing of the Holland, New York, plant was announced on May 10, 1999. The final production of the Kosciusko and Dallas plants occurred on April 14, 1999 and April 22, 1999, respectively. As of September 30, 1999, 371 employees have been severed and severance and benefit payments totaling $1.1 million have been charged to the restructuring reserve.

                                             Initial                                        Remaining
                                          Restructuring      Amounts       Change in        Costs to
                                              Charge      Used to date      Estimate          Incur
                                          ------------    ------------    ------------    ------------
                                                                 (in thousands)
    ...................................
Severance and benefits ................   $      1,848    $     (1,064)   $       (615)   $        169
Closing costs to exit facilities ......          2,484            (275)         (1,198)          1,011
Lease termination costs ...............            468            (132)           --               336
Property taxes after ceasing operations            941             (71)           (186)            684
                                          ------------    ------------    ------------    ------------
Total                                     $      5,741    $     (1,542)   $     (1,999)   $      2,200
                                          ============    ============    ============    ============

         Restructuring charges recorded in September 1998 of $2.0 million were reversed during the quarter ended September 30, 1999. The original rationalization plan included the consolidation of two existing plants. After attempts to hire additional skilled labor at the receiving plant failed, the decision to close the first plant was reversed.

         The Company recorded one-time implementation costs associated with the rationalization plan of $8.6 million in cost of sales during the three quarters ended September 30, 1999. These expenses represent costs to move equipment, efficiency costs, and recruiting costs. Estimated one-time implementation costs of $0.2 million that do not qualify for current recognition will be recorded in the fourth quarter of 1999. Such costs include equipment and inventory transfer costs, employee retention and relocation, recruiting costs, interim warehouse costs, and other training and efficiency costs. The major undertakings of the rationalization plan are expected to be completed in 1999. Upon full implementation, the plan is expected to have a significant positive effect on the Company's financial performance, resulting in an estimated annualized cost saving of $8.0 to $10.0 million.

3.       Accounts Receivable

                                                        September 30,   December 31,
                                                            1999            1998
                                                        ------------    ------------
                                                              (in thousands)
    .................................................
Accounts receivable - trade .........................   $     36,004    $     59,936
Accounts receivable - other .........................          3,736           2,972
Less allowance for doubtful accounts and reserves for
 customers deductions and cash discounts ............         (2,825)         (2,248)
                                                        ------------    ------------
                                                        $     36,915    $     60,660
                                                        ============    ============

         On May 24, 1996, the Company entered into a $60.0 million accounts receivable financing facility. At September 30, 1999 and December 31, 1998, accounts receivable of $57.0 million and $56.0 million, respectively, were sold under this facility. All accounts are sold with recourse. Therefore, a portion of the allowance for doubtful accounts covers receivables no longer reflected on the balance sheet. Under the agreement, the maximum available under the facility is subject to change based on the level of eligible receivables as defined in the agreement. The facility matures in October 2001.


4.       Inventories

                                                        September 30,    December 31,
                                                           1999             1998
                                                        ------------    ------------
                                                             (in thousands)
    .................................................
Raw materials .......................................   $     33,981    $     29,892
Work in process .....................................          7,092           5,440
Finished goods ......................................         81,837          77,788
                                                        ------------    ------------
                                                             122,910         113,120
LIFO reserve ........................................         (5,502)           (951)
                                                        ------------    ------------
                                                        $    117,408    $    112,169
                                                        ============    ============


5.       Property, Plant, and Equipment

                                           Estimated
                                          Useful lives   September 30,          December 31,
                                            in years         1999                  1998
                                          ------------   --------------       --------------
                                                                   (in thousands)
Land.....................................                $        4,834       $        7,002
Buildings................................      40                33,234               34,585
Machinery and equipment..................     3-12              135,930              132,721
Office furniture and fixtures............     3-7                12,987               12,351
Construction in progress.................                        11,718                5,109
                                                         --------------       --------------
                                                                198,703              191,768
Less accumulated depreciation............                       (49,765)             (39,570)
                                                         --------------       -- -----------
                                                         $      148,938       $      152,198
                                                         ==============       ==============


6.       Goodwill and Intangible Assets

                                                         September 30,         December 31,
                                                              1999                1998
                                                         --------------     --------------
                                                                  (in thousands)
    .................................................
Goodwill ............................................    $      148,460     $      148,460
Intangible assets, primarily tradenames .............            42,767             43,665
Debt issuance costs .................................            20,105             20,048
                                                         --------------     --------------
                                                                211,332            212,173
Less accumulated amortization .......................           (32,127)           (26,368)
                                                         --------------     --------------
                                                         $      179,205     $      185,805
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


7.       Accrued Expenses


                                                          September 30,        December 31,
                                                               1999              1998
                                                          -------------     --------------
                                                                       (in thousands)
    .................................................
Acquisition integration costs .......................    $        5,043     $        6,190
Sales volume discounts ..............................            21,704             18,572
Salaries, wages and benefits ........................             2,903              4,922
Interest ............................................             7,433              3,808
Insurance reserves ..................................             4,682              5,550
Other ...............................................             7,342              8,036
                                                         --------------     --------------
                                                         $       49,107     $       47,078
                                                         ==============     ==============

8.       Long-Term Debt

                                                         September 30,        December 31,
                                                             1999                1998
                                                         --------------     --------------
                                                                   (in thousands)
    .................................................
Revolving credit facility ...........................    $      246,000     $      235,150
13% Senior Subordinated Notes due 2005 ..............           130,000            130,000
Industrial revenue bonds ............................             6,815              7,165
Notes payable .......................................               932                584
Capitalized lease obligations .......................             1,734              2,012
                                                         --------------     --------------
                                                                385,481            374,911
Less current portion ................................           247,610              1,236
                                                         --------------     --------------
                                                         $      137,871     $      373,675
                                                         ==============     ==============

       On Friday November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stems from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. Certain of these subsidiaries own assets for which the banks' security interest may not have been perfected, resulting in a default under the revolving credit facility. The banks' default notice prevents the Company from making the scheduled November 15, 1999 interest payment to its subordinated debt holders. The subordinated debt indenture provides a 30-day grace period during which to cure this interest payment default. The Company has been in discussions with its bank group and intends to continue to work with them to attempt to resolve the credit facility default during this grace period.

          The Company has engaged Lazard Freres to analyze its strategic and financial alternatives, including the possible sale of the Williamhouse division. The main reason for considering this option is that at the proper valuation, the proceeds from the sale of the Williamhouse division would make significant progress toward reducing debt. Lazard will also look at other actions that would also allow the Company to address its debt structure.

         Due to the availability of a 30-day grace period provided in the bond indenture, the liability for the 13% Senior Subordinated Notes will continue to be classified as long term in the balance sheet. The revolving credit facility does not provide for a grace period relative to the default. Therefore, the entire revolving credit debt will be classified as a current liability.


9.       Related Party Transactions

         The Company had an outstanding note receivable of $284,000 at September 30, 1999, from its former President and Chief Operating Officer. In 1998, the note was extended to July 2000, and bears interest at a rate of six percent. The amounts due under the note are with full recourse and are secured by a pledge of all such shares of Common Stock purchased by the former executive.

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

                          AMERICAN PAD & PAPER COMPANY

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 to $70 billion North American office products industry. Through its AMPAD division, the Company is among the largest manufacturers of writing pads and notebooks, filing supplies, retail envelopes and machine papers to many of the largest office products retailers and distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded, specialty and commodity business envelopes to paper merchants and distributors. Certain factors that have affected, and may affect prospectively, the operating results of the Company are discussed below.

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


Recent Developments

         On Friday November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stems from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. Certain of these subsidiaries own assets for which the banks' security interest may not have been perfected, resulting in a default under the revolving credit facility. The banks' default notice prevents the Company from making the scheduled November 15, 1999 interest payment to its subordinated debt holders. The subordinated debt indenture provides a 30-day grace period during which to cure this interest payment default. The Company has been in discussions with its bank group and intends to continue to work with them to attempt to resolve the credit facility default during this grace period.

          The Company has engaged Lazard Freres to analyze its strategic and financial alternatives, including the possible sale of the Williamhouse division. The main reason for considering this option is that at the proper valuation, the proceeds from the sale of the Williamhouse division would make significant progress toward reducing debt. Lazard will also look at other actions that would also allow the Company to address its debt structure.

         Due to the availability of a 30-day grace period provided in the bond indenture, the liability for the 13% Senior Subordinated Notes will continue to be classified as long term in the balance sheet. The revolving credit facility does not provide for a grace period relative to the default. Therefore, the entire revolving credit debt will be classified as a current liability.

Results of Operations

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended September 30, 1999 and 1998.


Income Statement Data
                                            Three months ended September 30,  Nine months ended September 30,
                                             ----------------------------     -----------------------------
                                                1999             1998             1999            1998
                                             ------------    ------------     ------------     ------------

    .....................................
Net sales ...............................          100.0%          100.0%           100.0%           100.0%
Cost of sales ...........................           91.2%           89.8%            91.8%            91.6%
                                             ------------    ------------     ------------     ------------
   Gross profit .........................            8.8%           10.2%             8.2%             8.4%
Operating expenses:
   Selling and marketing ................            3.9%            3.2%             3.8%             3.3%
   General and administrative ...........            3.5%            5.5%             4.4%             5.0%
   Restructuring charges.................           -1.4%            3.3%            -0.5%             1.2%
   Loss on sale of accounts receivable ..            0.6%            0.5%             0.5%             0.5%
   Amortization of intangible assets ....            0.9%            0.8%             0.9%             0.9%
   Write-down of assets .................            0.0%            0.0%             0.0%             8.5%
   Management fees and services .........            0.3%            0.3%             0.3%             0.3%
                                             ------------    ------------     ------------     ------------
Income (loss) from operations ...........            1.0%           -3.4%            -1.2%           -11.3%

Other income (expense):
   Interest .............................           -7.5%           -6.8%            -7.8%            -7.0%
   Other income, net ....................            0.1%            0.0%             0.6%             0.0%
                                             ------------    ------------     ------------     ------------
Loss before income taxes ................           -6.4%          -10.2%            -8.4%           -18.3%
Benefit from income taxes................            0.0%           -2.5%             0.0%            -3.5%
                                             ------------    ------------     ------------     ------------

Loss before cumulative effect of
  a change in accounting principle ......           -6.4%           -7.7%            -8.4%           -14.8%

Cumulative effect of a change in
  accounting principle net of tax .......            0.0%            0.0%            -0.2%             0.0%
                                             ------------    ------------     ------------     ------------
Net loss ................................           -6.4%           -7.7%            -8.6%           -14.8%
                                             ============    ============     ============     ============


Three months ended September 30, 1999, compared to three months ended September
 30, 1998

         Net sales decreased to $144.7 million in 1999 from $174.2 million in 1998, a decrease of $29.4 million or 16.9%. The decrease is comprised of a $30.3 million decrease in sales partially offset by a $0.9 million decrease in customer incentives. The net sales decrease is primarily attributable to the loss of a major superstore customer, the Company's efforts to eliminate unprofitable business in its forms sales, the continued effort by the Company's superstore customers to reduce inventory, and slower than expected business in the paper merchant channel. The decrease was partially offset by increases in the remaining superstore customers and the end of some customer incentive programs.

         Gross profit decreased to $12.7 million or 8.8% of net sales in 1999 from $17.7 million or 10.2% of net sales in 1998. This $5.0 million decrease in gross profit margin is primarily attributable to lower than expected volume as well as a less favorable product mix (more commodity and less proprietary products). This was somewhat offset by lower standard costs and higher rebates collected from vendors. In addition, 1999 cost of sales included $3.8 million of one-time costs associated with the plant rationalization plan. These expenses represent costs to move equipment, efficiency costs, and recruiting costs.

         Selling and marketing expenses of $5.6 million incurred in 1999 were in line with expenses recorded in 1998.

         General and administrative expenses decreased to $5.0 million in 1999 from $9.6 million in 1998. This decrease is primarily attributable to the 1998 expenses of $2.2 million for severance and consulting costs paid to certain former executives of the company and $1.4 million of consulting fees related to work on the Company's restructuring.

         Restructuring charges recorded in September 1998 of $2.0 million were reversed during the three months ended September 30, 1999. The original rationalization plan included the consolidation of two existing plants. After attempts to hire additional skilled labor at the receiving plant failed, the decision to close the first plant was reversed. Restructuring charges for the three months ended September 30, 1998, of $5.7 million represents part of the previously announced major rationalization plan of the Company's manufacturing operations.

         Losses on sales of accounts receivable of $0.8 million in 1999 were in line with expenses recorded in 1998. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

         Goodwill and intangible asset amortization expense of $1.3 million in 1999 were in line with recorded expenses in 1998.

         Management fees and services decreased to $0.4 million in 1999 from $0.6 million for 1998. The change in management fees is due to the renegotiation of the Company's Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

         Interest expense decreased to $10.9 million in 1999 from $11.9 million in 1998, representing a decrease of $1.0 million. The decline is due to lower average outstanding debt levels during the third quarter of 1999 compared to the third quarter of 1998, partially offset by higher rates.

         The income tax provision for the quarter ended September 30, 1999, reflects an effective income tax benefit rate of 0% as compared with the effective income tax provision rate of 24.5% for the quarter ended September 30, 1998. In the third quarter of 1999, the Company did not record any tax benefit associated with its loss. Instead, the Company increased its net deferred tax valuation allowance by an amount equal to the tax benefit that would have been provided by the loss. The Company will continue this practice until the realization of its recorded net operating loss is reasonably assured.


Nine months ended September 30, 1999, compared to nine months ended September 30, 1998

         Net sales decreased to $416.4 million in 1999 from $482.5 million in 1998, a decrease of $66.1 million or 13.7%. The decrease is comprised of a $69.2 million decrease in sales partially offset by a $3.1 million decrease in customer incentives. The net sales decrease is primarily attributable to the loss of a major superstore customer, the Company's efforts to eliminate unprofitable business in its forms sales, and the continued effort by the Company's superstore customers to reduce inventory. The decrease was partially offset by increases in the remaining superstore customers and the end of some customer incentive programs.

         Gross profit decreased to $34.2 million or 8.2% of net sales in 1999 from $40.5 million or 8.4% of net sales in 1998. This $6.3 million decrease in gross profit margin is primarily attributable to lower sales and LIFO charges that exceeded 1998 charges by $6.7 million. These variances were partially offset by lower standard costs and operating variances as well as higher rebates collected from vendors. In addition, 1999 cost of sales included $8.6 million of one-time costs associated with the plant rationalization plan. These expenses represent costs to move equipment, efficiency costs, and recruiting costs.

         Selling and marketing expenses of $15.8 million incurred in 1999 were in line with expenses recorded in 1998.

         General and administrative expenses decreased to $18.3 million in 1999 from $24.3 million in 1998, or $6.0 million. This decrease is primarily attributable to 1998 one time severance and consulting costs paid to certain former executives of the Company of $3.4 million, $1.4 million of consulting fees related to work on the Company's restructuring, and $0.7 million in litigation costs.

         Restructuring charges recorded in September 1998 of $2.0 million were reversed during the nine months ended September 30, 1999. The original rationalization plan included the consolidation of two existing plants. After attempts to hire additional skilled labor at the receiving plant failed, the decision to close the first plant was reversed. Restructuring charges for the nine months ended September 30, 1998, of $5.7 million represents part of the previously announced major rationalization plan of the Company's manufacturing operations.

         Losses on sales of accounts receivable of $2.3 million in 1999 were in line with expenses recorded in 1998. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

         Goodwill and intangible asset amortization expense decreased to $3.9 million in 1999 from $4.5 million in 1998. The decrease of $0.6 million is due primarily to the amortization associated with the $41.0 million write down of intangible assets in the second quarter of 1998.

         Write-down of intangible assets expense of $41.0 million for the nine months ended September 30, 1998, reflects a write-off of goodwill and a write-down of intangible assets associated with the Shade/Allied continuous forms business.

         Management fees and services decreased to $1.1 million in 1999 from $1.7 million for 1998, representing a decrease of $0.6 million. The change in management fees is due to the renegotiation of the Company's Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

         Interest expense decreased to $32.6 million in 1999 from $33.7 million in 1998, representing a decrease of $1.1 million. The decline is due to lower average outstanding debt levels during the year-to-date period ended September 30, 1999 compared to the year-to-date period ended September 30, 1998, partially offset by higher rates.

         The income tax provision for the nine months ended September 30, 1999, reflects an effective income tax benefit rate of 0% as compared with the effective income tax provision rate of 19.1% for the nine months ended September 30, 1998. In the first nine months of 1999, the Company did not record any tax benefit associated with its loss. Instead, the Company increased its net deferred tax valuation allowance by an amount equal to the tax benefit that would have been provided by the loss. The Company will continue this practice until the realization of its recorded net operating loss is reasonably assured. In the first nine months of 1998, the Company lowered its effective tax rate due to the expected effect of nondeductible expenses during 1998.

         Cumulative effect of a change in accounting principle for the nine months ended September 30, 1999, reflects a charge of $0.7 million, net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

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

Liquidity and Capital Resources

         Net cash used by operating activities for the nine months ended September 30, 1999, was $6.2 million as compared to net cash provided by operating activities for the nine months ended September 30, 1998, of $30.3 million. This decrease is primarily the result of lower sales.

         Cash used in investing activities for the nine months ended September 30, 1999 and 1998, was $5.1 million and $11.2 million, respectively, due to the purchase of equipment, principally production equipment, offset by the sale of assets.

         On Friday November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stems from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. Certain of these subsidiaries own assets for which the banks' security interest may not have been perfected, resulting in a default under the revolving credit facility. The banks' default notice prevents the Company from making the scheduled November 15, 1999 interest payment to its subordinated debt holders. The subordinated debt indenture provides a 30-day grace period during which to cure this interest payment default. The Company has been in discussions with its bank group and intends to continue to work with them to attempt to resolve the credit facility default during this grace period.

          The Company has engaged Lazard Freres to analyze its strategic and financial alternatives, including the possible sale of the Williamhouse division. The main reason for considering this option is that at the proper valuation, the proceeds from the sale of the Williamhouse division would make significant progress toward reducing debt. Lazard will also look at other actions that would also allow the Company to address its debt structure.

         Due to the availability of a 30-day grace period provided in the bond indenture, the liability for the 13% Senior Subordinated Notes will continue to be classified as long term in the balance sheet. The revolving credit facility does not provide for a grace period relative to the default. Therefore, the entire revolving credit debt will be classified as a current liability.

         The declaration of the default has restricted the Company's liquidity to it current cash on hand and the cash generated by its near-term operations. As a result, the ability of the Company to meet its continuing obligations is dependent upon its continued sales and collection of outstanding receivables and the careful management of cash until availability under the revolving credit facility can be restored or other financing can be arranged. Cash on hand at November 15, 1999, was $10.4 million.

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

         The Company has purchased a new certified Year 2000 compliant version of its existing software to upgrade critical manufacturing, distribution, and financial applications. While the primary purpose of the software upgrade is to modernize and improve the Company's operations, it is also expected to resolve any Year 2000 issues in these critical computer systems. Through September 30, 1999, capital expenditures to purchase software and related hardware total $2.3 million and non-capital expenditures for Year 2000 readiness are approximately $0.7 million. At this time, other than the cost of implementing its new information system, the Company does not believe that the costs of addressing the Year 2000 issue will be material. The Company has increased its overall information systems budget to accommodate the implementation of the upgraded software and Year 2000 compliance projects and has not delayed other critical information systems work due to its Year 2000 efforts. The implementation of the new software was completed and put in production on October 15, 1999.

         In addition to the software upgrade, a Company-wide committee of senior executives representing all functional areas has been established to identify, evaluate and initiate corrective actions in order to achieve Year 2000 readiness. The committee has completed the process of taking the relevant inventory, assessing risk and assigning priorities to various tasks and performing limited internal tests relative to the Company's critical functions. The committee determined that the Company's primary hardware and operating systems and the program supporting the Company's electronic data interchange are Year 2000 compliant. With regard to the Company's manufacturing and other non-IT readiness for Year 2000, the Committee has not identified any issues that would have a material, adverse impact on the Company's operations' processes. The committee has developed contingency plans for the Company's critical information systems that primarily consist of making its existing systems Year 2000 compliant in the event that the software upgrade was not completed by the scheduled date. In addition, contingency plans have included the development of manual intervention processes for critical functions. Remedial tasks relative to the Company's critical functions have been completed. In addition, the committee has requested and received documentation from all key customers, suppliers and other business partners that their organizations will be ready for the year 2000. While the Company cannot warrant that all the systems of its business partners will be Year 2000 compliant, based on currently available information, the Company expects no significant business interruptions due to non-compliance by any particular entity.

         There can be no assurance that the Company will be able to complete all of the remedial tasks in the required time frame, that unanticipated events will not occur, that the Company will be able to identify all Year 2000 issues before the problems manifest themselves, that third party systems will be Year 2000 compliant and that Company's estimate of Year 2000 costs will not require revision if unanticipated adverse developments occur. However, management believes the Company is taking adequate action to address Year 2000 issues. Based on a current assessment of risks relating to its Year 2000 readiness, the Company does not believe Year 2000 issues will materially affect future financial results or operating performance.

Forward-Looking Statements

         The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

     1. Changes in economic conditions, in particular those which affect the retail and wholesale office product markets.
     2. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.
     3. Changes in senior management or control of the Company.
     4. Inability to obtain new customers or retain existing ones.
     5. Significant changes in competitive factors, including product pricing conditions affecting the Company.
     6. Governmental/regulatory actions and initiatives, including those affecting financings.
     7. Significant changes from expectations in actual capital expenditures and operating expenses.
     8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.
     9. Significant changes in rates of interest, inflation or taxes.
    10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
    11. Changes in accounting principles and/or the application of such principles to the Company.
    12. Timely resolution of Year 2000 issues by the Company and its customers and suppliers.
    13.  Completion of the Company's restructuring plan.
    14.  Changes in customer inventory levels.
    15.  Changes in relationships with lenders and other sources of capital.

         The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

         The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facility that bear interest based on floating rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates on its floating rate debt and may do so in the future. However, there were no amounts received under the agreement as of September 30, 1999 and 1998.

         At September 30, 1999, the Company had approximately $246.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 9.04%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at September 30, 1999, would have changed interest expense by approximately $1.7 million for year-to-date September 30, 1999.


                          AMERICAN PAD & PAPER COMPANY

                            PART II OTHER INFORMATION

ITEM 1            Legal Proceedings

         As previously reported, between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on September 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

ITEM 2            Changes in Securities and Use of Proceeds
                  None

ITEM 3            Defaults Upon Senior Securities

         On Friday November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stems from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. Certain of these subsidiaries own assets for which the banks' security interest may not have been perfected, resulting in a default under the revolving credit facility. The banks' default notice prevents the Company from making the scheduled November 15, 1999 interest payment to its subordinated debt holders. The subordinated debt indenture provides a 30-day grace period during which to cure this interest payment default. The Company has been in discussions with its bank group and intends to continue to work with them to attempt to resolve the credit facility default during this grace period.

          The Company has engaged Lazard Freres to analyze its strategic and financial alternatives, including the possible sale of the Williamhouse division. The main reason for considering this option is that at the proper valuation, the proceeds from the sale of the Williamhouse division would make significant progress toward reducing debt. Lazard will also look at other actions that would also allow the Company to address its debt structure.

        Due to the availability of a 30-day grace period provided in the bond indenture, the liability for the 13% Senior Subordinated Notes will continue to be classified as long term in the balance sheet. The revolving credit facility does not provide for a grace period relative to the default. Therefore, the entire revolving credit debt will be classified as a current liability.


ITEM 4            Submission of Matters to a Vote of Security Holders
                  None

ITEM 5            Other Information
                  None

ITEM 6            Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

       Exhibit No.                          Description of Exhibit

27.05    Financial Data Schedule


    (b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the third quarter of 1999 and through the date of the filing of this report:

(1) Current Report on Form 8-K filed August 26, 1999, relating to the Company's August 18, 1999, press releases. A press release on August 18, 1999, announcing the appointment of Raj Tanna as Vice President of E*Commerce.

(2) Current Report on Form 8-K filed September 20, 1999, relating to the Company's September 13, 1999, press releases. A press release on September 13, 1999, announcing the appointment of Barry L. Silberman as Vice President of Marketing for the AMPAD Division.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on November 15, 1999, on its behalf by the undersigned thereunto duly authorized.




/s/ James W. Swent, III                  /s/ David N. Pilotte
-----------------------                  ------------------------------------
James W. Swent, III                      David N. Pilotte
Chief Executive Officer and              Vice President and Corporate Controller
Chief Financial Officer                    (Principal Accounting Officer)
(Principal Executive Officer and
Principal Financial Officer)