Form 10-K
period 1999-12-31
AMERICAN PAD & PAPER CO
filed 2000-04-14
CIK 5588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 FOR THE YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-11803

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 30, 2000, there were 28,527,983 outstanding shares of American Pad & Paper Company common stock and the aggregate market value of the common stock of American Pad & Paper Company held by non-affiliates was approximately $4.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                                   PART 1

                   1.   Business....................................................      3

                        Recent Developments.........................................      4

                   2.   Properties..................................................     11

                   3.   Legal Proceedings...........................................     13

                   4.   Submission of Matters to a Vote of Security Holders.........     14

                                                  PART II

                   5.   Market of Registrant's Common Equity and Related Stockholder
                          Matters...................................................     15

                   6.   Selected Financial Data.....................................     16

                   7.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     18

                  7A.   Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     27

                   8.   Financial Statements and Supplementary Data.................     27

                   9.   Changes in and Disagreements on Accounting and Financial
                          Disclosure................................................     27

                                                  PART III

                  10.   Directors and Executive Officers of the Registrant..........     28

                  11.   Executive Compensation......................................     30

                  12.   Security Ownership of Certain Beneficial Owners and
                          Management................................................     37

                  13.   Certain Relationships and Related Transactions..............     38

                                                  PART IV

                  14.   Exhibits, Financial Statements Schedules and Reports on
                          Form 8-K..................................................     40

                        Signatures..................................................     70

    American Pad & Paper Company (the "Company") is a holding company with no separate operations. At March 30, 2000, the Company had 28,527,983 shares of outstanding common stock traded on the National Association of Security Dealers Over-the-Counter Bulletin Board System. The Company owns 100% of the outstanding common shares of WR Acquisition, Inc. ("WR Acquisition"). WR Acquisition is also a holding company with no separate operations. WR Acquisitions owns 100% of the outstanding common shares of American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware"), and AP&P Delaware owns 100% of the outstanding common shares of AP&P Manufacturing, Inc. ("Manufacturing"). AP&P Delaware and Manufacturing are the primary operating companies in which all significant operations of the Company take place. AP&P Delaware has $130 million of 13% Senior Subordinated Notes ("Notes") outstanding. The Company has followed full push-down accounting for the financial statements of AP&P Delaware such that the only differences between the Company and AP&P Delaware relate to the capital structure just described.

ITEM 1  BUSINESS

GENERAL

    The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. Through its Ampad division, the Company is among the largest manufacturers of writing pads and notebooks, filing supplies, retail envelopes and machine papers to many of the largest office product retailers and distributors. Established in 1888, the Company's Ampad division has been a leading supplier of pads and other paper-based writing products throughout its history. Acquired in October 1995, the Company's Williamhouse division is the leading supplier of mill branded specialty and commodity business envelopes and machine papers to paper merchants/distributors and jobbers. The Company maintains several nationally recognized brand names such as AMPAD-REGISTERED TRADEMARK-, CENTURY-TM-, EMBASSY-REGISTERED TRADEMARK-, EVIDENCE-REGISTERED TRADEMARK-, GOLD-FIBRE-TM-, HUXLEY-TM-, KAROLTON-REGISTERED TRADEMARK-, KENT-REGISTERED TRADEMARK-, PEEL & SEEL-REGISTERED TRADEMARK-, SCM-TM-, WILLIAMHOUSE-TM- and WORLD FIBRE-TM-.

    Since the mid-1980s, the office products industry has experienced significant changes in the channels through which office products are distributed. Such changes include the emergence of new channels including national office product superstores, national contract stationers and mass merchandisers, and consolidation within these and other channels. The channels through which office products are distributed from the manufacturer to the end-user include retail channels such as national office products superstores, mass merchandisers and warehouse clubs; commercial channels such as national contract stationers; paper merchants/distributors and jobbers; and other channels such as regional distributors, school campuses and direct mail.

HISTORY

    From 1986 to 1992, Ampad operated as a subsidiary of Mead Corporation ("Mead"). In July 1992, the Company acquired Ampad from Mead in an acquisition led by Bain Capital, Inc. ("Bain Capital") and former senior management. Since the acquisition, of Ampad, the Company has made additional acquisitions in order to enhance the Company's scale, broaden its product line, expand upon its national presence and strengthen its distribution capabilities.

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

    In November 1999, the Company announced it had engaged Lazard Freres & Co. LLC ("Lazard Freres") to investigate the possible sale of its Williamhouse division, as well as other business assets of the Company, in order to reduce debt. In March 2000, the Company announced it had signed a letter of intent to sell its Creative Card division to Taylor Corporation. Such sale is subject to the approval of the bankruptcy court. Efforts by Lazard Freres to sell the Williamhouse division and other business assets are continuing.

RECENT DEVELOPMENTS

    Since the Company's last acquisition in 1997 revenues have declined, margins have eroded, competitive pressures in the marketplace kept the Company from fully recouping increasing paper prices, and inventory levels were, for a period of time, built to an excessive level. Through the rationalization plan initiated in late 1998, three manufacturing plants were closed, inventory levels were reduced and production was better coordinated with sales. Although competitive pressures continued, price increases were initiated which, while not fully recouping prices movements in raw materials, caused amounts absorbed by the Company to be reduced. Despite the progress on operational and pricing issues, the Company's capital structure and high level of debt have limited its abiity to return to profitability.

    DEBT DEFAULT AND PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. On November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stemmed from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. The default on the revolving credit facility prevented the Company from paying interest on its publicly traded Notes due November 15, 1999, thereby causing a default on the Notes as well.

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005 filed an involuntary chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and

1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases. No plan of reorganization has yet been proposed by the Company.

    On January 10, 2000, as a result of the chapter 11 filings, the Company's $60.0 million accounts receivable financing facility terminated and no further sales of receivables occurred. Although no post-termination receivables were sold under this facility, the Company continues to act as servicer under the facility and to collect and remit remaining outstanding receivables as provided in the facility.

    On February 9, 2000, the Bankruptcy Court entered a final order approving $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus 2.5%. The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions.

    On March 8, 2000, the Company announced that it had signed a letter of intent with Taylor Corporation for the purchase of the Company's Creative Card division located in Chicago. Negotiations are continuing with Taylor Corporation and the Company expects the sale to be finalized in the second quarter of 2000. Such sale, subject to the approval of the bankruptcy court, is expected to result in a loss of $5 to $10 million.

    On March 21, 2000, the Company was notified by one of its major customers of the Ampad division that it intends to move its business to other suppliers. In 1999, that customer accounted for approximately $42 million or 6.4% of the Company's sales.

    Although Chapter 11 bankruptcy raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount that will be paid to settle liabilities and contingencies that may be allowed in Chapter 11 reorganization. Also, the consolidated financial statements do not reflect i) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles STATEMENT OF POSITION 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE (SOP 90-7) following the confirmation of a plan of reorganization; or ii) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

    MANAGEMENT CHANGES. On March 31, 2000, William L. Morgan retired as Executive Vice President and Chief Operating Officer of the Company. Additionally, on March 31, 2000, the Company appointed William J. Mays as Chief Operations Officer. Mr. Mays joined the Company in December 1998 as Vice President, Operations Controller.

    COMPANY INITIATIVES/RESTRUCTURING. During 1999, the Company closed its Holland, New York; Dallas, Texas and Kosciusko, Mississippi facilities and consolidated the equipment at those facilities into its Scottdale, Pennsylvania; Corsicana, Texas; Mattoon, Illinois and Holyoke, Massachusetts facilities to eliminate excess space, reduce fixed overhead expenses and operating costs and improve customer service. Additionally, the Company consolidated six stand-alone distribution facilities into two, and relocated the Scottdale finished goods warehouse to a new state-of-the-art distribution facility in nearby New Stanton, Pennsylvania.

COMPETITIVE STRENGTHS

    Although the recent bankruptcy could limit the Company's ability to further capitalize or build on its competitive strengths, the Company still enjoys the following advantages:

    MARKET LEADER. The Company believes it is a market leader in core products sold to customers in the largest office product channels by offering one of the broadest assortments of high quality products in the industry. Furthermore, the Company enjoys national brand awareness in many of its product lines, including AMPAD-REGISTERED TRADEMARK-, CENTURY-TM-, EMBASSY-REGISTERED TRADEMARK-, EVIDENCE-REGISTERED TRADEMARK-, GOLD-FIBRE-TM-, HUXLEY-TM-, KAROLTON-REGISTERED TRADEMARK-,
    KENT-REGISTERED TRADEMARK-, PEEL & SEEL-REGISTERED TRADEMARK-, SCM-TM-, WILLIAMHOUSE-TM- and WORLD FIBRE-TM-.

    WELL-POSITIONED AND DIVERSIFIED CUSTOMER BASE. The Company maintains strong relationships with a combination of national, regional and independent paper merchants throughout the country. The Company also maintains strong customer relationships across all of the office products distribution channels, including superstores, contract stationers, mass merchandisers, warehouse clubs, office products wholesalers and independent dealers.

    NATIONAL SCALE AND SERVICE CAPABILITY. The Company's extensive product line, multiple brands and broad price point coverage provide significant advantages and economies of scale in selling to and servicing its customers. The Company is an important strategic partner to its customers as they seek higher value-added products, simplify their purchasing organizations and consolidate their relationships among selected national suppliers. The Company's national presence and network of 13 strategically located manufacturing and distribution facilities have enabled it to maintain rapid and efficient order fulfillment standards. In addition, the Company's advanced Electronic Data Interchange ("EDI") capabilities enable it to meet its customers' EDI requirements, executing automated transactions rapidly, efficiently and accurately.

    INNOVATION/NEW PRODUCTS. During the third and fourth quarters of 1999, the company introduced several value-added innovative products including: a new poly filing line, expandable filing products, REGAL
    MILLS-REGISTERED TRADEMARK- (papers), GEL MATES-TM- (papers), envelopes (new sizes, colors, features, etc.) and TWIN PERF-TM- writing pads. The Company is focused on developing a constant flow of new products. By developing new products and continuing the branding initiatives, the Company intends to increase its mix of value-added products. The Company believes these new products, combined with a new branding strategy, will improve inventory turn rates and return on inventory investment.

    LOW-COST MANUFACTURER. The Company believes completion of its plant rationalization plan has made it among the lowest-cost manufacturers of paper-based office products in the industry.

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

GROWTH STRATEGY

    Although the recent bankruptcy will impact the Company's strategy, its recent initiatives have laid the foundation for the future growth of its various divisions.

    E-COMMERCE INITIATIVE. Recognizing the growth in online commerce, the Company believes it can expand the Ampad division's presence in the SOHO (small office, home office) marketplace by working directly with both E-Tailers who offer the Company's products via the Internet and Commercial/Wholesale distributors who provide fulfillment for Internet sales of the Company's products. The

    Company began its efforts in the E-Commerce channel in mid-1999 and the Ampad division currently has products available on approximately 30 Internet sites with an average of 175 items per site.

    ENHANCING PROFITABILITY. The plant rationalization plan completed in 1999 has produced the intended cost savings and has enabled the Company to be included among the lowest cost producers within its product category. Additional efforts are continuing that improve asset management, particularly inventory, equipment and receivables; enhance information systems, including those that increase productivity and provide efficiency; and provide better communication and coordination both internally and with its customers and vendors.

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

PRODUCTS AND SERVICES

    PADS AND OTHER PAPER-BASED WRITING PRODUCTS. The Company is one of the largest manufacturers and marketers of paper-based writing products (excluding copy paper) in North America, offering approximately 725 SKUs of writing pads, notebooks and specialty papers. Many of the Company's writing products are available in multiple sizes, grades of paper (including recycled), and colors and with glued, perforated tops or wire binding. All writing products are offered under the AMPAD-REGISTERED TRADEMARK- brand name or a retailer's private label. The Company has created innovative packaging especially for sale through warehouse clubs (bulk and crate packaging), superstores and mass merchandisers.

    FILING SUPPLIES. The Company is one of the three largest manufacturers of filing supplies in North America. The product line includes approximately 465 SKUs of filing supplies including file folders, hanging files, index cards and expandable folders under the SCM-TM- and Globe-Weis-Registered Trademark- brand names. The Company is attempting to grow its market share in filing supplies by focusing its sales efforts on large retail customers and contract stationers and by expanding into other areas of the mass market channel.

    ENVELOPES. The Company is among the largest manufacturers of envelopes serving the paper merchant/distributor and office product superstore channels. In 1999, the Company produced approximately 20 billion envelopes. The Company's broad envelope product line includes products manufactured from mill branded paper, which is paper unique in color and texture to a particular mill, typically with an identifying watermark. The Company is the largest designated envelope manufacturer, producing envelopes for 33 mill brands. These mills include the Hammermill, Strathmore and Beckett divisions of International Paper Company, the Neenah division of Kimberly-Clark Corporation, the Gilbert division of Mead and the Fox River Paper Company.

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

    Principal products, customers and selected brands of the Company include:

            AMPAD                        WILLIAMHOUSE                  CREATIVE CARD
------------------------------  ------------------------------  ----------------------------
PRODUCTS
- Pads and Notebooks            - Business Envelopes            - Invitations
- Filings Supplies              - Invitations                   - Announcements
- Retail envelopes              - Announcements                 - Christmas Cards
- Machine Papers                - Christmas and Holiday Cards   - Holiday Cards
- Christmas and Holiday Cards   - Machine Papers                - PC/Desktop Stationary
- Invitations
- Announcements

DISTRIBUTION CHANNELS
- Office Products Superstores   - Paper Merchants/Distributors  - Superstores
- Mass Merchants                - Jobbers                       - Mass Merchandisers
- Contract Stationers           - Personalizing Businesses      - Card Distributors
- Wholesalers                                                   - Imprinters
- Buying Groups                                                 - Card Outlets

SELECTED BRANDS
- AMPAD-Registered Trademark-   - Century-TM-                   - Century-TM-
-                               - Huxley-TM-
Embassy-Registered Trademark-   -
-                               Karolton-Registered Trademark-
Evidence-Registered Trademark-  - Kent-Registered Trademark-
- Globe                         -
Weis-Registered Trademark-      Kentwove-Registered Trademark-
- Gold-Fibre-TM-                - Peel &
- SCM-TM-                       Seel-Registered Trademark-
- World Fibre-TM-               - Williamhouse-TM-

SALES, DISTRIBUTION AND MARKETING

    The Company markets its broad range of products to a wide variety of customers. One customer accounted for 21%, 15% and 12% of the Company's net sales in 1999, 1998 and 1997, respectively.

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

    Current key customers of the Company include:

 OFFICE PRODUCT SUPERSTORES           MASS MERCHANTS          PAPER MERCHANTS/DISTRIBUTORS
-----------------------------  -----------------------------  -----------------------------
Office Max                     Wal-Mart                       Nationwide
Staples                                                       xpedx
                                                              Unisource

     CONTRACT STATIONERS        OFFICE PRODUCT WHOLESALERS           WAREHOUSE CLUBS
-----------------------------  -----------------------------  -----------------------------
Boise Cascade Office Products  S. P. Richards                 Sam's Warehouse Club
BT Office Products             United Stationers
Staples*
U.S. Office Products

------------------------

*   Contract Stationers division.

RAW MATERIAL

    The Company's principal raw material is paper. Historically, certain commodity grades utilized by the Company have shown considerable price volatility. For example, all the key commodity grades of paper used by the Company increased in cost between 9% and 28% in 1999. To the extent that the Company is not able to pass such price changes on to its customers due to strategic customer considerations or competitive market conditions, this price volatility has and is expected to continue to have an effect on net sales and cost of sales. The Company's gross margin was adversely affected in 1999 due to these paper price increases. There is no assurance that the Company will not be materially affected by future fluctuations in the price of paper.

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

    Envelope manufacturers compete in three distinct channels. In the paper merchant/distributor channel, where the Company competes, manufacturers sell a wide variety of mill branded, specialty and commodity envelope products to paper merchants/distributors. The Company believes that envelope competitors in one channel have the ability to compete in other channels, as competitive conditions change.

INTELLECTUAL PROPERTY

    The Company registers some of its material trademarks, tradenames and copyrights and has acquired patent protection for some of its proprietary processes. In the opinion of management, the Company has current trademark rights to conduct its business as now constituted. The Company has the right to use the Globe-Weis-Registered Trademark- name on a non-exclusive basis through August 15, 2000, pursuant to the extension of a royalty agreement it obtained when it purchased certain file folder and hanging file assets from Atapco. Thereafter, it shall continue in force for successive 12-month periods unless terminated by either party. Under the terms of the agreement, the Company pays a royalty of 0.3% of the net selling price of licensed products to Atapco.

EMPLOYEES

    As of January 1, 2000, the Company had 3,834 full-time employees. All the Company's operations are non-union except for the operations located in Scottdale, Pennsylvania and Appleton, Wisconsin which have, in total, 917 employees participating in collective bargaining agreements. The collective bargaining contracts covering the Company's employees will expire as follows: the Scottdale contract expires April 30, 2003 and covers 777 employees; and the Appleton contract expires March 31, 2001 and covers 140 employees. With the exception of a strike at the Company's Marion, Indiana plant, as described below, there have been no work stoppages at any Company facility during the last five years. The Company believes that its relations with its employees and unions are satisfactory.

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

    As part of the rationalization substantially completed in 1999, a total of 436 employees were severed in connection with the closures of Kosciusko, Mississippi; Dallas, Texas and Holland, New York.

BACKLOG

    The Company does not consider backlog to be a significant factor is its business. Customer orders are generally received anywhere from same day to three months in advance of shipment dates and are satisfied with on-hand finished goods inventory or completed manufacturing within the customers delivery deadlines.

KNOWN TRENDS AND SEASONALITY

    The Company experiences some seasonality in its business operations. During the Company's third and fourth quarters, net sales tend to be higher than in the first and second quarters due to sales of back-to-school items, seasonal greeting card and tax filing products. With the sale of the Company's Creative Card division, fourth quarter sales will likely be lower than they ordinarily would have been.

    The Company's Ampad division sells primarily to customers such as office product superstores, mass merchants and national contract stationers. Such customers periodically adjust the levels of inventory in the retail distribution channels, either in retail stores or in distribution centers. The Company will experience lower sales during periods when downward adjustments are made. The Company is not able to predict the future effect of such adjustments; however, it is likely that its retail customers will continue to adjust inventory levels in the future.

    The Company's gross profit is directly affected by, among other factors, the mix of products sold. Based on the Company's current product categories, the Company's gross profit will be negatively or positively affected as the actual product sales mix changes.

ITEM 2  PROPERTIES

PROPERTIES AND FACILITIES

    As of December 31, 1999, the Company operated manufacturing, distribution, office and warehouse space in the United States with a total area of approximately 5.4 million square feet. Of this area, approximately 2.5 million square feet are leased and the Company owns approximately 2.9 million square feet. Three closed facilities totaling approximately 343,000 square feet in Gainesville, Georgia; Dallas, Texas and Holland, New York were held for sale at December 31, 1999. All of the Company's owned facilities are pledged as collateral under the Company's financing agreements.

    To provide a cost efficient supply of products to its customers, the Company maintains centralized management of nationwide manufacturing and distribution facilities. Since 1992, the Company has consolidated 32 manufacturing and distribution facilities into 23 facilities. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs in the foreseeable future. The following table describes the principal properties of the Company as of December 31, 1999:

                                             BUSINESS     OWNED OR    EXPIRATION OF     SQUARE
                LOCATION                    DIVISION(1)    LEASED       LEASE(2)         FEET
-----------------------------------------   -----------   --------   ---------------   --------
ARKANSAS                Bentonville             A          Leased              2000
CALIFORNIA              City of Industry        W           Owned                --     85,000
                        City of Industry        W          Leased              2008    105,000
COLORADO                Aurora                  W          Leased              2001     55,000
GEORGIA                 Gainesville(c)          A           Owned                (c)    70,000
ILLINOIS                Bedford Park            C          Leased              2000    107,000
                        Bedford Park            C          Leased                (d)   183,000
                        Chicago                 C           Owned                --     40,000
                        Chicago                 C          Leased              2000    227,000
                        Columbia                A          Leased    month-to-month     29,200
                        Elk Grove Village       W           Owned                --    128,716
                        Mattoon                 A          Leased              2009    172,000
                        Mattoon                 A           Owned                --    261,800
                        Mattoon                 A          Leased    month-to-month     43,115
INDIANA                 Marion                  A          Leased              2000        279
MASSACHUSETTS           Holyoke                 A           Owned                --    536,000
                        Holyoke                 A           Owned                --     30,000
                        Springfield             A          Leased              2000    132,600
                        Westfield               A           Owned                --    165,785
MISSISSIPPI             Kosciusko               A          Leased              2000    303,085
NEW JERSEY              Bloomfiled              W          Leased              2003     70,000
NEW YORK                Holland(c)              W           Owned                (c)   168,000
                        New York City           W          Leased              2000      4,000
                        New York City           W          Leased            2009(b)    50,000
PENNSYLVANIA            Lancaster               F          Leased              2001    105,000
                        Mt. Pleasant            W          Leased              2001    226,000
                        New Stanton             W          Leased              2009    176,000
                        Scottdale               W           Owned                --    400,000
TENNESSEE               Morristown              A           Owned                --    255,000
                        Morristown              A          Leased              2000     52,500
TEXAS                   Corsicana               W           Owned                --    250,000
                        Dallas              Corporate      Leased              2002     49,119
                        Dallas(c)               W           Owned                (c)   105,000
                        Dallas                  A          Leased              2002      5,000
UTAH                    Salt Lake City          A          Leased              2016    385,106
WASHINGTON              Kent                    W          Leased    month-to-month     38,400
WISCONSIN               DePere                  F           Owned                (a)    95,853
                        Appleton                W           Owned                (a)   313,000

------------------------

(1) "A" indicates operations associated with the Company's Ampad division, "W" indicates operations associated with the Company's Williamhouse division, "F" indicates operations associated with the Company's Forms division, and "C" indicates operations associated with the Company's Creative Card division.

(2) (a) Two or more properties owned at this location.
    (b) Subleased to third parties
    (c) Closed facility held for sale
    (d) Lease was rejected as part of the bankruptcy proceedings.

ITEM 3  LEGAL PROCEEDINGS

CHAPTER 11 PROCEEDINGS

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2003 filed an involuntary chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases. With Court approval, the Company has obtained debtor in possession financing in the amount of $65 million from a subset of its prepetition secured bank group. No plan of reorganization has yet been proposed by the Company.

OTHER LEGAL PROCEEDINGS

    As previously reported, between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on September 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and, subject to actions relating to the lawsuit under the company's bankruptcy proceedings, intends to vigorously defend the action.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    The operations of the Company are subject to federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are described below. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance.

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

    While there can be no assurance that the Company is at all times in complete compliance with all such laws and regulations, the Company has made and will continue to make capital and other expenditures to comply with such requirements. The Company spent approximately $1.2 million, $880,000 and $839,000 in 1999, 1998 and 1997, respectively, on environmental capital projects, primarily for the acquisition of waste paper baling and vacuum systems to improve the collection of paper waste at its plants. The Company estimates that its environmental capital expenditures will be approximately $0.3 million in each of 2000 and 2001. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable and the amount of such liability could be material.

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

GENERAL

    The potential effect of the Company's chapter 11 bankruptcy proceedings will be considered by the Company with regard to any decisions or actions relating to the foregoing Legal Proceedings. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to the Company could have a material adverse effect on the Company's financial condition or results of operations. The Company is also a party to various other litigation matters incidental to the conduct of its business. Although the outcome of these matters cannot be predicted with certainty, management does not expect the outcome of any of the matters in which it is currently involved to have a material adverse effect on the Company's financial position.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1999.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANTS' COMMON STOCK

    Until January 25, 1999, the common stock of the Company was traded on the New York Stock Exchange (NYSE) under the symbol "AGP". On January 26, 1999, the NYSE suspended trading of the Company's common stock and the NYSE applied to the Securities and Exchange Commission in Washington, D.C. for removal of the common stock of the Company from listing and registration on the NYSE. On January 26, 1999, the Company's common stock began trading on the NASD Over-the-Counter Bulletin Board System under the symbol "AMPP." The quarterly high and low prices for the common stock during 1999 and 1998 were:

QUARTER ENDED                                             LOW PRICE   HIGH PRICE
-------------                                             ---------   ----------
1999:
March 31, 1999..........................................   $0.500       $1.750
June 30, 1999...........................................   $1.125       $2.750
September 30, 1999......................................   $0.469       $2.500
December 31, 1999.......................................   $0.203       $0.625

1998:
March 31, 1998..........................................   $6.875       $9.500
June 30, 1998...........................................   $4.500       $7.500
September 30, 1998......................................   $1.063       $5.125
December 31, 1998.......................................   $1.188       $3.438

    As of December 31, 1999, there were approximately 6,000 stockholders of the Company's common stock. The Company has not sold any unregistered securities during the last fiscal year.

DIVIDEND POLICY

    Subsequent to its initial public offering, the Company has not declared or paid any cash or other dividends on its common stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to reduce debt. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiaries, AP&P Delaware and Manufacturing. The payment of dividends by AP&P Delaware and Manufacturing to the Company for purposes of paying dividends to holders of common stock is prohibited by the revolving credit facility and restricted by the indenture related to the Notes. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

ITEM 6  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The selected historical consolidated financial data set forth below for the years ended December 31, 1999, 1998 and 1997 have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The selected historical consolidated financial data set forth for the years ended December 31, 1996 and 1995 have been derived from the Company's audited financial statements not included in this Form 10-K. The selected historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
INCOME STATEMENT DATA(1,2)                                      1999        1998       1997       1996       1995
--------------------------                                    ---------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
Net sales...................................................  $ 572,616   $662,031   $687,335   $583,859   $257,160
Cost of sales(3)............................................    531,085    597,456    598,416    466,385    209,633
                                                              ---------   --------   --------   --------   --------
    Gross profit............................................     41,531     64,575     88,919    117,474     47,527
                                                              ---------   --------   --------   --------   --------
Operating expenses:
  Selling and marketing.....................................     22,204     21,261     22,246     16,964      6,254
  General and administrative................................     26,780     31,840     19,133     16,438     10,447
  Rationalization charges(4)................................     (2,773)     5,741         --         --         --
  Losses on sales of accounts receivable....................      3,295      3,226      2,954      1,823        423
  Amortization of goodwill and intangible assets............      5,133      5,939      6,110      4,488        879
  Write down of assets--Shade/Allied(5).....................         --     41,000         --         --
  Nonrecurring compensation charge(6).......................         --         --         --         --     27,632
  Management fees and services(7)...........................      1,500      2,030      4,871      3,880        542
                                                              ---------   --------   --------   --------   --------
                                                                 56,139    111,037     55,314     43,593     46,177
                                                              ---------   --------   --------   --------   --------
Income (loss) from operations...............................    (14,608)   (46,462)    33,605     73,881      1,350
Other income (expense):
  Interest..................................................    (44,865)   (44,970)   (37,843)   (42,968)   (13,657)
  Other income, net.........................................      2,005      1,411        389      1,153        735
                                                              ---------   --------   --------   --------   --------
Income (loss) before income taxes...........................    (57,468)   (90,021)    (3,849)    32,066    (11,572)
Provision (benefit) for income taxes........................     23,270    (11,374)       642     13,852     (6,538)
                                                              ---------   --------   --------   --------   --------
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle................    (80,738)   (78,647)    (4,491)    18,214     (5,034)
Extraordinary loss from extinguishment of debt, net of
  income tax................................................         --         --         --    (19,995)    (9,652)
Loss before cumulative effect of a change in accounting
  principal.................................................    (80,738)   (78,647)    (4,491)    (1,781)   (14,686)
Cumulative effect of a change in accounting principle(11)...       (726)        --         --         --         --
                                                              ---------   --------   --------   --------   --------
Net loss....................................................  $ (81,464)  $(78,647)  $ (4,491)  $ (1,781)  $(14,686)
                                                              =========   ========   ========   ========   ========
Basic earnings (loss) per share:
  Earnings (loss) before extraordinary item and cumulative
    effect of a change in accounting principle..............  $   (2.89)  $  (2.84)  $  (0.16)  $   1.05   $  (0.69)
  Extraordinary loss from extinguishment of debt, net of
    income tax..............................................         --         --         --      (1.15)     (1.32)
  Cumulative effect of a change in accounting principle.....      (0.03)        --         --         --         --
                                                              ---------   --------   --------   --------   --------
  Net loss..................................................  $   (2.92)  $  (2.84)  $  (0.16)  $  (0.10)  $  (2.01)
                                                              =========   ========   ========   ========   ========
Diluted earnings (loss) per share:
  Earnings (loss) before extraordinary item and cumulative
    effect of a change in accounting principle..............  $   (2.89)  $  (2.84)  $  (0.16)  $   0.99   $  (0.69)
  Extraordinary loss from extinguishment of debt, net of
    income tax..............................................         --         --         --      (1.09)     (1.32)
  Cumulative effect of a change in accounting principle.....      (0.03)        --         --         --         --
                                                              ---------   --------   --------   --------   --------
  Net loss..................................................  $   (2.92)  $  (2.84)  $  (0.16)  $  (0.10)  $  (2.01)
                                                              =========   ========   ========   ========   ========
Weighted average shares outstanding:(8)
  Basic.....................................................     27,944     27,718     27,431     17,408      7,307
  Diluted...................................................     27,944     27,718     27,431     18,426      7,307
Other Data:
  Depreciation and amortization.............................  $  20,156   $ 19,769   $ 18,639   $ 14,253   $  4,248
  Capital expenditures......................................  $  11,876   $ 15,000   $ 23,095   $ 15,109   $  5,640

                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1999        1998       1997       1996       1995
                                                              ---------   --------   --------   --------   --------
Balance Sheet Data:
  Working capital...........................................  $(343,178)  $ 73,308   $152,819   $ 77,857   $108,845
  Total assets..............................................  $ 472,228   $516,480   $638,401   $509,417   $504,356
  Long-term debt, less current maturities(9)................  $      --   $373,675   $398,577   $269,812   $443,794
  Stockholders' equity (deficit)(10)........................  $ (60,779)  $ 20,713   $100,666   $104,599   $(66,421)

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

 (1) - Effective August 16, 1995, the Company acquired the inventory and certain equipment of the file folder and hanging file product lines of the Globe-Weis office products division of Atapco.

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

    - Effective June 28, 1996, the Company acquired Niagara.

    - Effective February 11, 1997, the Company acquired Shade/Allied.

 (2) Certain amounts in the 1998, 1997 and 1996 consolidated financial statements have been reclassified in order to conform to the presentation in the 1999 consolidated financial statements.

 (3) Inventory cost is determined using the LIFO method of valuation.

 (4) In the third quarter of 1998, the Company recorded a $5.7 million charge for part of the plan to rationalize the Company's manufacturing operations. In the fourth quarter of 1999, the Company reversed $2.8 million of the restructuring charges for a facility not closed as planned.

 (5) In the second quarter of 1998, the Company wrote off $41.0 million of goodwill and intangible assets associated with the Shade/ Allied continuous forms business. See Note 5, "Impairment of Shade/Allied Long-Lived Assets," in Part IV, Item 14(a)(1).

 (6) Includes non-cash stock option compensation charges of $24.3 million directly related to the Williamhouse acquisition as well as other non-recurring cash and non-cash charges aggregating $3.3 million.

 (7) Includes $2.5 million in 1997 and 1996 related to a one-year consulting agreement with the former president and major shareholder of Niagara, which ended in 1997.

 (8) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, and the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share are computed using the actual weighted average number of outstanding common shares for each period after giving effect to the Company's 8.1192-for-one stock split prior to the Company's initial public offering. However, changes in the Company's capital structure at the time of the initial public offering relative to preferred stock and preferred stock option conversions to common stock and common stock options are not presented retroactively. Diluted earnings per share are based on the weighted average number of outstanding common shares and give effect to the exercise of common stock options. Diluted earnings per share are not presented for years in which the Company incurred losses, as the earnings per share information would be anti-dilutive.

 (9) All indebtedness of the Company, in the aggregate amount of $392 million, is in default at December 31, 1999, and has been classified as a current liability in its balance sheet.

 (10) For 1995, includes $4.5 million to pay the liquidation preference, including the return of original cost, of the Company's Class P common stock and $70.6 million to redeem a portion of its preferred stock.

 (11) For 1999, reflects a charge of $0.7 million, net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is one of the largest manufacturers and marketers of nationally branded and private label paper-based office products (excluding copy paper) in the $60 billion to $70 billion North American office products industry. Through its Ampad division, the Company is among the largest manufacturers of writing pads and notebooks, filing supplies, retail envelopes and machine papers to many of the largest office product retailers and distributors. Through its Williamhouse division, the Company is the leading supplier of mill branded, specialty and commodity business envelopes to paper merchants and distributors. The Company believes that certain aspects of its future operating results, such as year to year revenue growth, will not be directly comparable to its historical operating results because of the effect of its strategic acquisitions. Certain factors, which have affected, and may affect prospectively, the operating results of the Company are discussed below.

    STRATEGIC ACQUISITIONS. In October 1995, the Company acquired Williamhouse, a leading supplier of envelopes to many of the largest distributors, for an aggregate purchase price (including assumption of debt) of approximately
$300.7 million plus reimbursement of certain expenses to the sellers. In
June 1996, the Company acquired Niagara, a national supplier of envelopes to distributors, for an aggregate purchase price of approximately $53.2 million, including costs of the acquisition and a $5.0 million one-year consulting agreement with Niagara's former president. With these acquisitions, the Company became the largest supplier of envelopes to the national paper merchants. The Williamhouse acquisition was financed through the Company's revolving credit facility and the assumption of senior subordinated notes. The Niagara acquisition was financed with proceeds from the sale of the Personalizing Division of Williamhouse. In February 1997, the Company acquired Shade/Allied, a national supplier of machine papers, principally continuous computer forms. The purchase price of $50.7 million was financed through the Company's revolving credit facility. Both the Ampad and Williamhouse divisions distribute machine papers products.

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

    RAW MATERIAL. The Company's principal raw material is paper. Historically, certain commodity grades utilized by the Company have shown considerable price volatility. For example, all the key commodity grades of paper utilized by the Company increased in cost between 9% and 28% in 1999. To the extent that the Company is not able to pass such price changes on to its customers due to strategic customer considerations or competitive market conditions, this price volatility has and is expected to continue to have an effect on net sales and cost of sales. The Company's gross margin was adversely affected in 1999 due to these paper price increases. There is no assurance that the Company will not be materially affected by future fluctuations in the price of paper.

RECENT DEVELOPMENTS

    Since the Company's last acquisition in 1997 revenues have declined, margins have eroded, competitive pressures in the marketplace kept the Company from fully recouping increasing paper prices, and inventory levels were, for a period of time, built to an excessive level. Through the rationalization plan initiated in late 1998, three manufacturing plants were closed, inventory levels were reduced and production was better coordinated with sales. Although competitive pressures continued, price increases were initiated which, while not fully recouping prices movements in raw materials, caused amounts absorbed by the Company to be reduced. Despite the progress on operational and pricing issues, the Company's capital structure and high level of debt have limited its ability to return to profitability.

    DEBT DEFAULT AND PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. On November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stemmed from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. The default on the revolving credit facility prevented the Company from paying interest on its publicly traded Notes due November 15, 1999, thereby causing a default on the Notes as well.

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005 filed an involuntary chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases. No plan of reorganization has yet been proposed by the Company.

    On January 10, 2000, as a result of the chapter 11 filings, the Company's $60.0 million accounts receivable financing facility terminated and no further sales of receivables occurred. Although no post-termination receivables were sold under this facility, the Company continues to act as servicer under the facility and to collect and remit remaining outstanding receivables as provided in the facility.

    On February 9, 2000, the Bankruptcy Court entered a final order approving $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus 2.5%. The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions.

    Although Chapter 11 bankruptcy raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount that will be paid to settle liabilities and contingencies that may be allowed in Chapter 11 reorganization. Also the consolidated financial statements do not reflect i) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles, STATEMENT OF POSITION 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE (SOP 90-7) following the confirmation of a plan of reorganization; or
ii) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

    MANAGEMENT CHANGES. On March 30, 2000, William L. Morgan retired as Executive Vice President and Chief Operating Officer of the Company. Additionally, on March 30, 2000, the Company appointed William J. Mays as Chief Operations Officer. Mr. Mays joined the Company in December 1998 as Vice President, Operations Controller.

    COMPANY INITIATIVES/RESTRUCTURING. Under the leadership of new management, the Company performed a review of all operations with the goals of rebuilding market share, reducing debt and returning the Company to profitability.

    As previously reported in 1998, the Company announced a plan to rationalize its manufacturing operations, and recorded a $5.7 million dollar restructuring charge to include employee termination costs, costs to exit facilities, lease termination costs, and property taxes after ceasing operations. The plan included plant consolidations, equipment moves, plant/product changes, warehouse consolidations and the addition of new distribution centers.

    In 1999, the Company closed three plants as part of the rationalization plan. The closing of the Kosciusko, Mississippi plant was announced on November 10, 1998, and final production occurred on April 14, 1999. The closing of the Dallas, Texas, plant was announced on January 19, 1999, and final production occurred on April 22, 1999. The closing of the Holland, New York, plant was announced on May 10, 1999, and final production occurred on November 30, 1999. As of December 31, 1999, 436 employees have been severed and severance and benefit payments totaling $1.3 million have been charged to the restructuring reserve.

    The original rationalization plan included the consolidation of two existing plants. After attempts to hire additional skilled labor at the receiving plant failed, the decision to close the first plant was reversed; as such, $2.8 million of the originally recorded restructuring charges were reversed in the third and fourth quarters of 1999.

    The Company additionally recorded one-time implementation costs associated with the rationalization plan of $9.4 million in cost of sales during 1999. These expenses represent costs to move equipment and inventory, interim warehouse costs, employee retention and relocation, recruiting costs, and other training and efficiency costs. The Company also recorded one-time capital expenditure costs of $2.0 million in 1999 associated with the rationalization plan. The major undertakings of the rationalization plan have been completed as of December 31, 1999.

    OTHER. On March 8, 2000, the Company announced that it had signed a letter of intent with Taylor Corporation for the purchase of the Company's Creative Card division located in Chicago. Negotiations are continuing with Taylor Corporation and the Company expects the sale to be finalized in the second quarter of 2000. Such sale, subject to the approval of the bankruptcy court, is expected to result in a loss of $5 to $10 million.

    On March 21, 2000, the Company was notified by one of its major customers of the Ampad division that it intends to move its business to other suppliers. In 1999, that customer accounted for approximately $42 million or 6.4% of the Company's sales.

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical results of operations as a percentage of net sales for the years 1999, 1998, and 1997. The Company's historical results of operations for each of these periods are significantly affected by the results of the February 1997 acquisition by the Company of Shade/Allied.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------      --------      --------
Net sales...................................................       100.0%        100.0%        100.0%
    Gross profit............................................         7.3%          9.8%         12.9%
Operating expenses:
  Selling and marketing.....................................         3.9%          3.2%          3.2%
  General and administrative................................         4.7%          4.8%          2.8%
  Rationalization charges...................................        (0.5)%         0.9%          0.0%
  Losses on sales of accounts receivable....................         0.6%          0.5%          0.4%
  Amortization of goodwill and intangible assets............         0.9%          0.9%          0.9%
  Write down of assets--Shade/Allied........................         0.0%          6.2%          0.0%
  Management fees and services..............................         0.3%          0.3%          0.7%
                                                                  ------        ------        ------
                                                                     9.9%         16.8%          8.0%
                                                                  ------        ------        ------
Income (loss) from operations...............................        (2.6)%        (7.0)%         4.9%
Other income (expense):
  Interest..................................................        (7.8)%        (6.8)%        (5.6)%
  Other income, net.........................................         0.4%          0.2%          0.1%
                                                                  ------        ------        ------
Loss before income taxes....................................       (10.0)%       (13.6)%        (0.6)%
Provision (benefit) for income taxes........................         4.1%         (1.7)%         0.1%
                                                                  ------        ------        ------
Loss before cumulative effect of a change in accounting
  principle.................................................       (14.1)%       (11.9)%        (0.7)%
Cumulative effect of a change in accounting principle.......        (0.1)%         0.0%          0.0%
                                                                  ------        ------        ------
Net loss....................................................       (14.2)%       (11.9)%        (0.7)%
                                                                  ======        ======        ======

YEAR 1999 COMPARED TO 1998

    NET SALES decreased to $572.6 million in 1999 from $662.0 million in 1998, a decrease of $89.4 million or 13.5%. The decrease is comprised of a $84.4 million decrease in sales and a $5.0 million increase in customer incentives. The net sales decrease is primarily attributable to the loss of a superstore customer in 1998, the Company's efforts to eliminate unprofitable business, and the continued effort by the Company's superstore customers to reduce inventory. The decrease was partially offset by increases in sales to the remaining superstore customers.

    GROSS PROFIT decreased to $41.5 million, or 7.3% of net sales, in 1999 from $64.6 million, or 9.8% of net sales, in 1998. This $23.1 million decrease in gross profit margin is primarily attributable to lower sales and LIFO charges that exceeded 1998 charges by $9.5 million. These variances were partially offset by lower standard costs and operating variances. In addition, 1999 cost of sales included $9.4 million of one-time costs associated with the plant rationalization plan. These expenses represent costs to move equipment, efficiency costs and recruiting costs.

    SELLING AND MARKETING expenses increased to $22.2 million in 1999 from $21.3 million in 1998, or $0.9 million, due to increased advertising costs associated with an effort to re-align branding and revise merchandising within the Company's Ampad division.

    GENERAL AND ADMINISTRATIVE expenses decreased to $26.8 million in 1999 from $31.8 million in 1998, or $5 million. This decrease is primarily attributable to 1998 one-time severance and consulting costs paid to certain former executives of the Company of $3.0 million, $2.1 million of consulting fees paid in 1998 related to work on the Company's restructuring, and $1.4 million in management bonus and sales incentives in 1998; partially offset by $3.0 million in 1999 in fees paid to professionals to assist in negotiations with the banks regarding potential debt restructuring.

    RATIONALIZATION CHARGES recorded in September 1998 of $2.8 million were reversed during 1999. The original rationalization plan included the consolidation of two existing plants. After attempts to hire additional skilled labor at the receiving plant failed, the decision to close the first plant was reversed. Restructuring charges for 1998 were $5.7 million.

    LOSSES ON SALES OF ACCOUNTS RECEIVABLE increased to $3.3 million in 1999 from $3.2 million in 1998 due primarily to a higher average level of accounts receivable sold to the third party trust in 1999, partially offset by slightly lower average interest rates. The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

    GOODWILL AND INTANGIBLE ASSET AMORTIZATION expense decreased to
$5.1 million in 1999 from $5.9 million in 1998. The decrease of $0.8 million is due primarily to the amortization associated with the $41.0 million writedown of intangible assets in the second quarter of 1998. (SEE WRITE DOWN OF INTANGIBLE ASSETS BELOW.)

    WRITE DOWN OF INTANGIBLE ASSETS expense of $41.0 million for the year ended 1998 reflects a write-off of goodwill and a writedown of intangible assets associated with the Shade/Allied continuous forms business.

    MANAGEMENT FEES AND SERVICES decreased to $1.5 million in 1999 from
$2.0 million for 1998, representing a decrease of $0.5 million. The change in management fees is due to the renegotiation of the Company's Advisory Agreement with Bain Capital to reduce the fee from $2.0 million to $1.5 million annually.

    INTEREST EXPENSE decreased from $45 million in 1998 to $44.9 million in 1999, representing a decrease of $0.1 million. This $0.1 million variance was due primarily to the conversion from base rate denominated debt in 1998, to Euro-dollar denominated debt in 1999, following the November default.

    THE INCOME TAX PROVISION for the year ended December 31, 1999, reflects an effective income tax rate of 39.9% as compared with the effective income tax benefit rate of 12.6% for the year ended December 31, 1998. In 1999, the Company recorded a deferred tax asset valuation allowance of $43.3 million based on management's uncertainty surrounding the realizability of certain deferred tax assets. Therefore, the 1999 income tax benefit was reduced by a provision of $43.3 million related to the valuation allowance. In future periods, the Company's provision for income taxes may be impacted by adjustments to the valuation allowance. In 1998, the Company's loss before income taxes included non-deductible expenses of $45.0 million. These expenses were primarily the write off of goodwill and other intangibles, goodwill amortization, and travel and entertainment costs. In 1998, the Company recorded a net deferred tax valuation allowance of $6.3 million to reduce the deferred tax asset to an amount which the Company believed, based on the Company's estimates of near-term taxable earnings, was realizable.

    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE for the year ended December 31, 1999, reflects a charge of $0.7 million, net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

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

    This $41 million charge recorded at June 30, 1998, consisted of a $39.9 million write down of goodwill and a $1.1 million write down of trade names. The recorded values of the property, plant and equipment and trade names at December 31, 1998, are $10.7 million and $4.3 million respectively.

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

    THE INCOME TAX PROVISION for the year ended December 31, 1998, reflects an effective income tax benefit rate of 12.6% as compared with the effective income tax provision rate of 16.7% for the year ended December 31, 1997. In 1998, the Company's loss before income taxes included non-deductible expenses of $45.0 million. These expenses were primarily the write off of goodwill and other intangibles, goodwill amortization, and travel and entertainment costs. In 1998, the Company recorded a net deferred tax valuation allowance of $6.3 million to reduce the deferred tax asset to an amount which the Company believes, based on the Company's estimates of near-term taxable earnings, is realizable. In 1997, the Company's loss before income taxes was relatively low, $3.8 million, in comparison to the amount of expenses which were not deductible, $5.4 million. Such expenses primarily consist of goodwill amortization, certain travel and entertainment costs and life insurance for certain current and former employees. As a result, the Company had taxable income for tax reporting purposes versus a loss for financial reporting purposes and, therefore, the Company recorded a tax provision for 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the year ended 1999 was $4.2 million compared to the year ended 1998 of $43.3 million. The decreased cash flow from operations in 1999 is primarily the net result of the following:
(i) cash used by the net loss of $40.1 million after adjustment for non-cash expenses, (ii) a decrease in accounts receivable of $21.3 million due to lower sales in 1999, (iii) a decrease in inventories of $18.5 million, (iv) a reduction of accounts payable of $9.7 million, and (v) a net change in all other assets and liabilities of $14.2 million. Cash provided by operating activities in 1998 was $43.3 million and consisted of (i) $20.4 million of cash generated from the net loss, after adding back non-cash charges, (ii) a decrease in accounts receivable of $17.5 million as a result of improving days sales outstanding in receivables, (iii) a decrease in inventories of $42.2 million,
(iv) a reduction of accounts payable of $6.8 million, and v) a net change in all other assets and liabilities of $10.7 million. Cash used by operating activities in 1997 amounted to $62.4 million and consisted of (i) $17.4 million of cash generated from the net loss, after adding back non-cash charges, (ii) cash used to fund increases in accounts receivable of $17.3 million, (iii) cash used to fund increases in inventories of $44.2 million (iv) an increase in accounts payable of $4.6 million and (v) a decrease in all other assets and liabilities of $22.9 million.

    Cash used in investing activities for the year ended 1999 and 1998 was $6.2 million and $13.2 million, respectively. The year 1999 use was due to the purchase of production equipment and computer software and related hardware in the amount of $11.8 million, offset by proceeds from the sale of assets of $5.6 million. The year 1998 use was due to the purchase of equipment, principally production equipment. The year 1997 use of $69.7 million was due to the Shade/Allied acquisition of $50.7 million and purchases of equipment of $23.1 million.

    Net cash provided by financing activities during 1999 was $20.6 million compared to net cash used by financing activities in 1998 of $32.6 million. Net cash provided in 1999 included $18.3 million net borrowings on the revolving credit facility, $1.7 million repayment of long-term debt, an increase of $4 million in the financing outstanding under the accounts receivable financing facility, a reduction of $.1 million for accrued interest on stockholders' notes, and $.1 million paid-in-capital received from the exercising of stock options. Net cash used during 1998 included $25.8 million repayment of long-term debt, the payment of fees in connection with amendments to the revolving credit facility of $2.8 million, and a reduction of $4.0 million in financing outstanding under the accounts receivable financing facility. During 1997, the Company borrowed $130.4 million to finance the acquisition of Shade/Allied of $50.7 million and the purchases of equipment of $23.1 million and to fund the increase in working capital of $56.6 million.

    A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates. However, there were no amounts received under the agreement in 1999, 1998 and 1997.

    On November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stemmed from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. The default on the revolving credit facility prevented the Company from paying interest on its publicly traded Notes due November 15, 1999, thereby causing a default on the Notes as well.

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005 filed an involuntary chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases. No plan of reorganization has yet been proposed by the Company.

    On January 10, 2000, as a result of the chapter 11 filings, the Company's $60.0 million accounts receivable financing facility terminated and no further sales of receivables occurred. Although no post-termination receivables were sold under this facility, the Company continues to act as servicer under the facility and to collect and remit remaining outstanding receivables as provided in the facility.

    On February 9, 2000, the Bankruptcy Court entered a final order approving $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus 2.5%. The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions.

INFLATION

    The Company believes that inflation has not had a material impact on its financial position or its results of operations for 1999, 1998, and 1997.

NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated at part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Adoption of the Statement is not expected to have a material impact on the Division's financial position and results of operations.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its Year 2000 project. As a result of the Company's efforts, the Company experienced no significant disruptions related to Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues either with its products, its internal systems, or with vendors, customers and other third parties.

    The total estimated cost of the Year 2000 project, including system upgrades, was approximately $3.5 million. As of December 31, 1999, all costs had been incurred. Of the total cost of the project, approximately $2.5 million was attributable to new software and related hardware, which was capitalized. The remaining costs were expensed as incurred.

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

    12. Completion of the Company's restructuring plan.

    13. Emergence from Chapter 11 filing.

    The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after date hereof.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its revolving credit facility, which bear interest based on floating rates. The Company has entered into an interest rate cap to reduce the impact from a significant rise in interest rates on its floating rate debt and may do so in the future. However, there were no amounts received under the agreement in 1999, 1998, and 1997.

    At December 31, 1999, the Company had approximately $252.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 8.48%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 31, 1999, would change interest expense by approximately $2.0 million.

    As a result of the Chapter 11 filing, principal or interest payments may not be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a)(1) of the Exhibit Index for a listing of the Company's financial statements included with this Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information concerning the executive officers and directors of the Company as of March 1, 2000:

NAME                               AGE                                POSITION
----                             --------   ------------------------------------------------------------
James W. Swent III.............     49      Co-Chairman of the Board & Chief Executive Officer, and
                                            Director

Robert C. Gay..................     48      Co-Chairman of the Board and Director

John H. Rodgers................     56      Senior Vice President & General Counsel, Secretary and
                                            Director

Scott R. Watterson.............     44      Director

Gregory M. Benson..............     44      Director

Paul B. Edgerley...............     44      Director

Jeffrey K. Hewson..............     56      Director

William L. Morgan*.............     60      Executive Vice President, and Chief Operating Officer

John J. Grymes.................     42      President, Williamhouse division

------------------------

*   Mr. Morgan retired from the Company on March 31, 2000.

    JAMES W. SWENT III. Co-Chairman of the Board since March 17, 1999; Director and Chief Executive Officer since July 1998; Chief Financial Officer since
June 1998; Executive Vice President from June 1998 to July 1998. Chief Executive Officer, Cyrix Corporation, from December 1996 to December 1997; Senior Vice President Finance and Administration from July 1996 to December 1996. Vice President, Business Development, Northern Telecom, from September 1993 to
July 1996.

    ROBERT C. GAY. Co-Chairman of the Board since March 17, 1999; Director since 1992; Chairman of the Board from July 1998 to March 1999. Managing Director, Bain Capital, Inc. ("Bain Capital") since 1993. A General Partner of Bain Venture Capital since 1989; Principal from 1988 through 1989. Vice Chairman of the Board of Directors, IHF Capital, Inc., the parent of ICON Health & Fitness Inc. Director, Cambridge Industries, Inc., GS Industries, Inc. and its subsidiary GS Technologies Operating Co., Inc. and Nutraceutical International Corporation.

    JOHN H. RODGERS. Director of the Company since March 17, 1999; Senior Vice President and General Counsel, Secretary since September 1998. President, Clairemead Corporation, operator of small retail and service businesses, since 1996. Executive Vice President, The Southland Corporation, from 1992 to 1995; Chief Administrative Officer from 1991 to 1995; General Counsel from 1979 to 1992; other management positions, including Senior Vice President, Vice President and Secretary, from 1973 to 1995.

    SCOTT R. WATTERSON. Director of the Company since December 1996. Chairman of the Board and Chief Executive Officer, IHF Capital, Inc., the parent of ICON Health & Fitness Inc., since November 1994. President and Chief Executive Officer, Weslo, Inc., since 1977. President and Chief Executive Officer, ProForm Fitness Products, Inc., since 1988.

    GREGORY M. BENSON. Director of the Company since 1992. Executive Vice President, Bain Capital since November 1996. Acting Chief Financial Officer of the Company from December 1997 to June 1998; Executive Vice President and Director of Strategic Planning and Acquisitions from May 1996 through
November 1996; Chief Financial Officer and Secretary from 1992 to August 1996. Chief Financial Officer, Chief Administrative Officer and Director of Ampad Corporation (the principal operating subsidiary of the Company during that period) from 1992 to 1995.

    PAUL B. EDGERLEY. Director of the Company since July 1998. Managing Director, Bain Capital since 1993. General Partner, Bain Venture Capital, since 1990 and a Principal, Bain Venture Capital, from 1988 to 1990. Director, GS Technologies Corporation, AMF Group Inc., Anthony Crane Rental and Sealy Corporation.

    JEFFERY K. HEWSON. Director of the Company since March 17, 1999. President, The Beckley Cardy Group from 1996 to 1997. Chief Executive Officer, United Stationers, Inc., from 1995 to 1996; President and Chief Operating Officer from 1991 to 1995. Formerly, President, ACCO World Corporation, US Division. President, ACCO World Corporation, Canada; Director, ISA International, a publicly held company in Great Britain.

    JOHN J. GRYMES. President, Williamhouse division since May 1996. National Sales Manager, Williamhouse-Regency of Delaware, Inc. from 1991 to 1996 prior to and after its acquisition by the Company in October 1995; Employee of Williamhouse since 1987.

    WILLIAM L. MORGAN. Executive Vice President since July 1998 and Chief Operating Officer since May 10, 1999. Retired from 1994 until July 1998. Corporate Vice President and President, Transmission, Connection & Broadband Systems, Northern Telecom, LTD., from 1991 to 1994. Mr. Morgan retired from the Company on March 31, 2000.

DIRECTOR COMPENSATION

    At present, no separate compensation or fees are payable to employee Directors of the Company. The Company pays non-employee Directors an annual retainer of $20,000. In addition, the Company reimburses Directors for reasonable travel expenses incurred in attending Board of Directors' meetings. Pursuant to the Company's Non-Employee Director Stock Option Plan (the "Non Employee Director Plan"), non-employee Directors are granted options to purchase 25,000 shares of Common Stock upon their initial election or appointment to the Board (or upon the adoption of the Non Employee Director Plan for those Directors in office on the date of such adoption) and will be granted options to purchase an additional 2,000 shares of Common Stock on an annual basis beginning on the later of the fourth anniversary of the adoption of the Non Employee Director Plan (July 8, 2000) or a Director's fourth anniversary of being elected to the Board. The Directors do not receive any additional compensation for committee participation.

ITEM 11  EXECUTIVE COMPENSATION

    The table below sets forth the compensation paid by the Company to its Chief Executive Officer and each of its four other current executive officer for 1999 and 1998; and for the last three fiscal years for one former executive officer who received compensation in 1999. The amounts shown include compensation for services in all capacities that were provided to the Company.

                                                                                        LONG TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                  ANNUAL COMPENSATION                  ------------
                                    ------------------------------------------------    SECURITIES
                                                                      OTHER ANNUAL      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY    BONUS(5)   COMPENSATION(6)     OPTIONS      COMPENSATION(7)
---------------------------         --------   --------   --------   ---------------   ------------   ---------------
James W. Swent III ...............    1999     $490,735   $200,000             --        300,000           5,000
  Chief Executive Officer(1)          1998      184,423     89,682                       600,000               0

William L. Morgan ................    1999     $305,481   $ 82,500             --        100,000               0
  Executive Vice President &          1998      134,238    100,000                       200,000               0
  Chief Operating Officer(2)

John J. Grymes ...................    1999     $234,545   $ 68,500             --         75,000           3,793
  President, Williamhouse division    1998      225,000          0                       150,000           4,615

John H. Rodgers ..................    1999     $243,637   $ 37,500             --         65,000           2,712
  Senior Vice President &             1998       76,881     37,500                       100,000               0
  General Counsel; Secretary(3)

James V. Heim ....................    1999     $246,925   $ 20,000             --         62,500          73,289
  President, Ampad division(4)

--------------------------

(1) Mr. Swent was employed by the Company on June 1, 1998. Mr. Swent entered into an employment agreement with the Company effective as of September 3, 1998. The 1998 annual salary for Mr. Swent was determined based upon a survey of compensation paid to similar officers at comparably sized companies and a recognition of their importance to the Company. See "Employment Agreements."

(2) Mr. Morgan was employed by the Company on July 20, 1998 and retired as an executive officer on March 31, 2000.

(3) The Company employed Mr. Rodgers on August 26, 1998.

(4) Mr. Heim was employed by the Company on December 1, 1998 and resigned as an executive officer of the Company on January 18, 2000.

(5) Bonus levels for Messrs. Swent, Grymes, Morgan, Rodgers and Heim in 1999 were established by the Board to recognize attainment of certain objectives, including plant rationalization, which was substantially completed in December, 1999. 1998 bonus payments to Messrs. Swent, Morgan and Rodgers were paid as inducements for employment.

(6) The aggregate amount of perquisites and other personal benefits given to each of the Named Executive Officers, valued on the basis of the aggregate incremental cost to the Company, was less than either $50,000 or 10% of the total of annual salary and bonus for that Named Executive Officer during each of the periods presented. Such benefits included automobile allowances.

(7) The amounts shown for "All Other Compensation" in 1999 for Messrs. Swent, Grymes and Rodgers include $5,000, $3,793 and $2,712, respectively, which represents a matching contribution made by the Company on behalf of each executive officer to the Company's 401 (k) plan. Additionally, the amount shown for "All Other Compensation" in 1998 for Mr. Grymes includes $4,615, which represents a matching contribution made by the Company on behalf of Mr. Grymes to the Company's 401 (k) plan. In addition, the amounts shown for Mr. Heim in 1999, include $73,289, which represents a matching contribution made by the Company on behalf of Mr. Heim to the Company's 401 (k) plan, and reflect relocation expenses paid by the Company ($65,294), and the gross up of taxes on the imputed income from such payment ($7,430).

STOCK OPTION GRANTS

    The following table provides information relating to the stock options awarded to the Named Executive Officers during the Company's last fiscal year.

                           INDIVIDUAL GRANTS(1)                              POTENTIAL REALIZABLE VALUE AT
                         ------------------------                               ASSUMED ANNUAL RATES OF
                          NUMBER OF    % OF TOTAL                MARKET         STOCK PRICE APPRECIATION
                         SECURITIES     OPTIONS     EXERCISE    PRICE ON           FOR OPTION TERM(2)
                         UNDERLYING    GRANTED TO    OR BASE     DATE OF    --------------------------------
                           OPTIONS     EMPLOYEES      PRICE       GRANT     EXPIRATION
NAME                     GRANTED (#)     IN FY      ($/SHARE)   ($/SHARE)      DATE       5% ($)    10% ($)
----                     -----------   ----------   ---------   ---------   ----------   --------   --------
James W. Swent III.....    300,000        18.14%     1.8125      1.8125     05/03/2009   341,961    866,597

William L. Morgan......    100,000         6.05%     1.8125      1.8125     05/03/2009   113,987    288,866

John J. Grymes.........     75,000         4.53%     1.8125      1.8125     05/03/2009    85,490    216,649

John H. Rodgers........     65,000         3.93%     1.8125      1.8125     05/03/2009    74,092    187,763

James V. Heim..........     62,500         3.78%     1.8125      1.8125     05/03/2009    71,242    180,541

------------------------

(1) Options vest in three equal installments on each anniversary of the date of grant. Unless otherwise determined by the Compensation Committee of the Board, options expire upon the termination of the executive's employment with the exception of options which are then exercisable in the following circumstances: (i) 180 days following the executive's death or disability;
    (ii) 90 days following the executive's retirement; and (iii) 30 days following the termination of the executive's employment by the Company other than by cause.

(2) Amounts reflect certain assumed rates of appreciation set forth in the SEC's compensation disclosure rules. Actual gains, if any, on stock options exercises depend on future performance of the Common Stock and overall market conditions.

STOCK OPTION HOLDINGS

    The following table sets forth information with respect to the Named Executive Officers concerning stock options outstanding as of December 31, 1999. There were no options exercised by the Named Executive Officers in 1999 for securities of the Company.

                                                                     NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                                          UNDERLYING            IN-THE-MONEY
                                                                     UNEXERCISED OPTIONS     OPTIONS AT FY-END
                                                                        AT FY-END (#)              ($)(1)
                                                                     --------------------   --------------------
                              SHARES AQUIRED                             EXERCISABLE/           EXERCISABLE/
NAME                          ON EXERCISE (#)   VALUE REALIZED ($)      UNEXERCISABLE          UNEXERCISABLE
----                          ---------------   ------------------   --------------------   --------------------
James W. Swent III..........           --                  --          200,000/700,000                    --/--

William L. Morgan...........           --                  --           66,667/233,333                    --/--

John J. Grymes..............           --                  --           50,000/175,000                    --/--

John H. Rodgers.............           --                  --           33,333/131,667                    --/--

James V. Heim...............           --                  --           41,667/145,833                    --/--

------------------------

(1) The closing sale price of the Common Stock on December 31, 1999, was $.2344 per share, as reported by the National Association of Security Dealers Over-the-Counter Bulletin Board System. The value of such options at fiscal year end is calculated on the basis of the difference between the option exercise price and $1.5625 multiplied by the number of shares of Common Stock underlying the option. As of December 31, 1999, no Named Executive Officer held any in-the-money options, exercisable or unexercisable.

EMPLOYMENT AGREEMENTS.

    Effective September 3, 1998, the Company and Mr. Swent entered into an employment agreement (the "Swent Agreement"), pursuant to which Mr. Swent agreed to serve as the Chief Executive Officer of the Company. Under the Swent Agreement, the Company agreed to pay to Mr. Swent: (i) an annual base salary equal to at least $425,000; (ii) an annual bonus in 1998 of $200,000 and thereafter an annual bonus not to exceed 120% of his annual base salary (based upon the Company achieving certain operating targets); and (iii) certain fringe and severance benefits. In February 2000, the severance benefits payable to Mr. Swent under the Swent Agreement were amended and superceded by a one-time stay-on bonus payable to Mr. Swent upon the occurrence of specific events under the Retention Plan [See Below]. Mr. Swent has agreed not to compete with the Company for a period of twelve months following his termination of employment with the Company and not to disclose any confidential information at any time without the prior written consent of the Company.

RETENTION PLAN.

    On November 30, 1999, the Board of Directors approved a retention and incentive plan (the "Retention Plan") for key employees who have been identified by management as critical to continue the operations of the Company throughout the bankruptcy and reorganization process. Under the Retention Plan, a maximum of $6,470,000 has been approved to be paid to 85 designated employees as special incentives for continued employment though established transition periods and, for certain managers, as a special award for the successful sale of specified business units of the Company. The Retention Plan includes a special severance program totaling $2,686,158 to be paid in lieu of regular severance pay to key employees in the event that their employment with the Company is involuntarily terminated without cause. The amount of the incentives was determined as a percentage of base pay by level of job and responsibility within the Company. An order approving the Retention Plan was entered by the Bankruptcy Court on February 7, 2000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee was established by the Board of Directors in June 1996 in connection with the Company's IPO. At such time, Messrs. Robert C. Gay and Marc B. Wolpow, Managing Directors of Bain Capital, were appointed to the Committee. The Bain Capital Funds collectively own approximately 34.9% of the outstanding Common Stock. The Board selected Messrs. Gay and Wolpow to help ensure that the compensation policies of the Company serve to align the interests of the Company's management with those of its stockholders.

    In 1999, Mr. Wolpow resigned from the Compensation Committee, and
Messrs. Jeffrey K. Hewson and Scott R. Watterson were named to the Compensation Committee.

    The Compensation Committee is responsible for (i) determining the compensation of the Company's executive officers; (ii) reviewing the recommendations of the Company's Chief Executive Officer on compensation levels of all other officers of the Company; and (iii) adopting and changing compensation policies and practices of the Company and reporting its recommendations to the full Board of Directors. In making its recommendations to the Board concerning adjustments to compensation levels, the Compensation Committee considers the financial condition and operational performance of the Company during the prior year. The Company's executive compensation program consists of three principal components (i) base salary; (ii) annual bonus; and
(iii) long-term equity incentives.

    BASE SALARY. The base salary for each of the Company's executive officers was determined in 1999 pursuant to the terms of his respective employment agreement or arrangement with the Company. The executive officers' base salaries are based on their respective expected levels of responsibility and competitive market conditions. Messrs. Swent's, Grymes', Morgan's, Rodgers' and Heim's base salaries were increased in December 1999. Mr. Swent entered into an employment agreement with the Company effective September 3, 1998. See "Compensation of Executive Officers--Employment Agreements."

    ANNUAL BONUS. Each of the executive officers and senior management of the Company is eligible, under the terms of his or her employment with the Company, to participate annually in a Key Manager Bonus Program based upon individual bonus targets and the Company achieving certain operating targets. In general, such operating targets relate to the attainment by the Company of certain minimum levels of EBITDA, which are recommended by management and established by the Board of Directors. In 1999, the Company did not implement the Key Manager Bonus Program and, as a result, no annual bonuses were paid under the program to executive officers. In January and February 2000 bonus payments were made to selected named executives of the Company to recognize their continuing performance and support of the Company's strategic objectives. During that period, the Company paid a total of $382,000 to named executive officers and senior management.

    LONG-TERM EQUITY INCENTIVES. Long-term incentive awards are intended to develop and retain strong management through stock ownership that recognizes future performance. The Board believes that a significant portion of senior executives' compensation should depend on value created for the stockholders. In order to more closely align the interests of the Company's senior management with those of its stockholders, and to link the value of management's holdings directly to the market value of the Common Stock, the Company has adopted the 1999 Key Employees Stock Incentive Plan (the "1999 Option Plan") and the 1996 Key Employee Stock Incentive Plan (the "1996 Option Plan") and the Management Stock Purchase Plan.

    On February 16, 1999, the Board of Directors adopted the American Pad & Paper Company 1999 Key Employees Stock Incentive Plan (the "1999 Option Plan") which provides that the Compensation Committee (the "Committee") of the Board, on behalf of the Company, may enter into any type of arrangement with an employee that is consistent with the provisions of the 1999 Option Plan and that by its terms involves the issuance or potential issuance of (i) shares of Common Stock or (ii) a Derivative Security (as such term is defined in Rule 16a-1 promulgated under the Exchange Act as such Rule may be amended from time to time) with an exercise or conversion right at a price related to the Common Stock or with a value derived from the value of the shares of Common Stock. The entering into of any such arrangement is referred to under the 1999 Option Plan as the grant of an "Award."

    The maximum number of shares of Common Stock available for issuance upon exercise of Awards granted to employees under the 1999 Option Plan is 1,500,000, subject to adjustment in the event of a stock dividend, stock split or similar change in outstanding shares of Common Stock. Common Stock purchased under the 1999 Option Plan will be purchased from the Company; therefore the Company will receive the purchase price paid for the Common Stock, if any. The Compensation Committee granted a total of 1,204,250 new options under the 1999 Option Plan in 1999, of which 602,500 were granted to executive officers. As of December 31, 1999, a total of 1,122,750 options were outstanding under the 1999 Option Plan.

    The following description of certain features of the 1999 Option Plan is qualified in its entirety by reference to the 1999 Option Plan, a copy of which is attached hereto as Appendix A and incorporated herein by reference. Terms with their initial letter capitalized that are used in this description and not specifically defined herein shall have the same meaning given such terms in the 1999 Option Plan.

    PURPOSE AND ADOPTION. The purpose of the 1999 Option Plan is to enable the Company and its subsidiaries to attract, retain and motivate their employees by providing for or increasing the proprietary interests of such employees in the corporation. The 1999 Option Plan was originally adopted by the Board of Directors on February 16, 1999, approved by the stockholders of the Company on April 27, 1999, and became effective on April 27, 1999.

    AWARDS. Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an Award may consist of one or more such security or benefit. The Company anticipates that under the 1999 Option Plan it will only issue nonqualified stock options ("NQOs") that are not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code ("ISOs").

    ADMINISTRATION. The Committee administers the 1999 Option Plan. The Committee currently consists of two Directors, and, subject to certain limitations in the 1999 Option Plan, the Committee (or its Authorized Delegate) is authorized and empowered to do all things necessary or desirable in connection with the administration of the 1999 Option Plan, including the following:

     (i) adopt, amend and rescind rules and regulations relating to the 1999 Option Plan;

     (ii) determine which persons meet the requirements for eligibility under the 1999 Option Plan and to which of such eligible persons, if any, Awards shall be granted;

    (iii) determine whether, and the extents to which adjustments are required under the 1999 Option Plan;

     (iv) interpret and construe the 1999 Option Plan and the terms and conditions of any Award granted under the 1999 Option Plan; and

     (v) correct any defect or supply any omission or reconcile any inconsistency in the 1999 Option Plan or in any Award in the manner and to the extent the Committee deems necessary or desirable to carry it into effect.

Any decision of the Committee (or any Authorized Delegate) in the interpretation and administration of the 1999 Option Plan lies within its sole and absolute discretion and is final, conclusive and binding on all parties concerned.

    TRANSFERABILITY. Except as may be set forth in an Award or otherwise approved by the Committee, an employee's rights and interest under the 1999 Option Plan may not be assigned or transferred, hypothecated or encumbered in whole or in part either directly or by operation of law or otherwise (except in the event of an employee's death) including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner.

    ELIGIBILITY. Any person employed by the Company or any of its subsidiaries including any Director who is so employed is eligible to be considered for the grant of Awards under the 1999 Option Plan.

    AMENDMENT, TERMINATION AND ADJUSTMENT. The Board may amend or terminate the 1999 Option Plan at any time and in any manner; PROVIDED, HOWEVER, that no such amendment or termination may deprive the recipient of an Award previously granted under the 1999 Option Plan of any of his or her rights thereunder without the consent of such recipient; and; PROVIDED FURTHER, that no amendment shall become effective without stockholder approval if such stockholder approval is required by law. No Awards may be granted under the 1999 Option Plan after April 27, 2009. Shares of Common Stock may be issued after April 27, 2009 pursuant to Awards granted prior to such date; however, no shares of Common Stock may be issued under the 1999 Option Plan after April 27, 2019.

    ADJUSTMENTS. If the outstanding securities of the class then subject to the 1999 Option Plan are increased, decreased or exchanged for or converted into cash, property or a different number or kind of securities, or if cash, property or securities are distributed in respect of such outstanding securities, in either case as a result of a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than a regular, quarterly cash dividend) or other distribution, stock split, reverse stock split or the like, or if substantially all of the property and assets of the Company are sold, then, unless the terms of such transaction provide otherwise, the Committee must make appropriate and proportionate adjustments in
(a) the number and type of shares or other securities or cash or other property that may be acquired pursuant to Awards theretofore granted under the 1999 Option Plan, (b) the maximum number and type of shares or other securities that may be issued pursuant to Awards thereafter granted under the 1999 Option Plan and (c) to the extent permitted under the 1999 Option Plan, the maximum number of shares of Common Stock with respect to which Awards may be granted to any employee during any calendar year; PROVIDED, HOWEVER, that no adjustment may be made to the number of shares of Common Stock that may be acquired pursuant to outstanding ISOs or the maximum number of shares of Common Stock with respect to which ISOs may be granted under the 1999 Option Plan to the extent such adjustment would result in such options being treated as other than ISOs; PROVIDED FURTHER, that no such adjustment may be made to the extent the Committee determines that such adjustment would result in the disallowance of a federal income tax deduction for compensation attributable to Awards hereunder by causing such compensation to be other than performance-based compensation.

    CONSIDERATION. Common Stock may be issued pursuant to an Award for any lawful consideration as determined by the Committee, including without limitation, services rendered by the recipient of such Award.

    Under the 1996 Option Plan, the Compensation Committee was granted broad authority to award equity-based compensation arrangements to any eligible employee of the Company. An aggregate of 1,500,000 shares of Common Stock was reserved for issuance upon the exercise of awards granted to eligible participants under the 1996 Option Plan. Under the Management Stock Purchase Plan, eligible management employees of the Company are entitled to purchase shares of Common Stock at a purchase price equal to 75% of its fair market value using up to 25% of their annual incentive bonuses. The Management Stock Purchase Plan is designed to encourage management employees of the Company to acquire an ownership interest in the Company and thereby permit such employees to share in the growth in value of the Company. No annual bonuses were paid for 1998 and consequently no shares of Common Stock were purchased under the Management Stock Purchase Plan in 1998. In September 1998, the Board approved a proposal to re-price currently outstanding options under the 1996 Option Plan. Under the proposal, on a voluntary basis, the Company offered to exchange at an exchange rate of .8 to 1, all currently outstanding stock options granted under the 1996 Option Plan prior to July 1, 1998, and to re-price such outstanding options to a market valuation of $4.50 per share with a vesting period of three years commencing on October 1, 1998. The proposal further offered to the holders of such outstanding options a three year retention bonus equal to $2.50 for each new option share granted to be paid in three equal payments on the same vesting terms and schedule as the new option grants. A total of 413,200 options were granted in exchange for 516,500 outstanding options pursuant to the re-pricing program. After taking into account options exchanged under the re-pricing program, the Compensation Committee granted a net of 1,117,800 new options under the 1996 Option Plan in 1998 of which 350,000 were granted to executive officers, and granted 60,000 new options under the 1996 Option Plan in 1999. A total of 1,214,600 options were outstanding under the 1996 Option Plan as of December 31, 1999.

    In September 1998, the Board, with the prior approval of the New York Stock Exchange, reserved a total of 1,210,000 option shares to be available for option grants outside of the 1996 Option Plan and as conditions of employment to certain newly hired executives in individual amounts and at option prices to be approved by the Compensation Committee. The Compensation Committee granted 800,000 options to executive officers outside of the 1996 Option Plan in 1998.

    POLICY WITH RESPECT TO QUALIFYING COMPENSATION FOR DEDUCTIBILITY AND OTHER MATTERS. Section 162(m) of the Internal Revenue Code generally limits to
$1 million the annual tax-deductible compensation paid to a covered officer. However, the limitation does not apply to performance-based compensation, provided certain conditions are satisfied. Although the Compensation Committee recognizes that, under certain circumstances, compensation paid pursuant to the options granted outside the 1996 Option Plan could exceed the limitations of Section 162(m) of the Internal Revenue Code, it does not believe that any executives will earn in excess of deductible limits.

    The Company's policy is generally to preserve the federal income tax deductibility of compensation paid. Accordingly, the Company has taken, to the extent it believes feasible, appropriate actions to preserve the deductibility of annual incentive, long-term performance, and stock option awards. However, notwithstanding the Company's general policy, the Committee retains the authority to authorize payments that may not be deductible if it believes that is in the best interests of the Company and its stockholders.

    The Compensation Committee will continue to review the compensation package provided for the Chief Executive Officer and all other officers, and to monitor its competitiveness within the industry and the community, as well as its relationship to stockholders' returns. The Compensation Committee will recommend adjustments that are deemed appropriate, both in compensation policies and practices, compensation structure and the actual compensation paid.

    PERFORMANCE GRAPH. The Performance Graph below compares the value at year-end 1996, 1997, 1998 and 1999 of an investment in the Common Stock of $100 on July 2, 1996, the date the Common Stock became publicly traded at an initial offering price of $15.00 per share. Also shown are the values, assuming $100 invested in the Russell 2000 Stock Index and a peer group index selected by the Company consisting of manufacturers, distributors or retailers of office products, also beginning on July 2, 1996, and at year-end 1996, 1997 and 1998. The companies selected to form the Company's peer group index are Avery Dennison Corporation, Day Runner, Inc., Mail-Well, Inc., Mead Corporation, Moore Corporation LTD, New England Business Services, Wallace Computer Services, Westvaco Corporation and Willamette Industries. The Company may decide, in future years, to change the composition of the peer group if the Company believes that comparative data is available. Total returns are based on market capitalization.

                        COMPARE CUMULATIVE TOTAL RETURN
                          AMONG AMERICAN PAD & PAPER,
                    RUSSELL 2000 INDEX AND PEER GROUP INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

              AMERICAN PAD & PAPER COMPANY  RUSSELL 2000 STOCK INDEX  PEER GROUP INDEX
July 2, 1996                          $100                      $100              $100
1996                                  $151                      $106              $114
1997                                   $64                      $129              $125
1998                                   $10                      $126              $118
1999                                    $2                      $150              $155

                     ASSUMES $100 INVESTED ON JULY 2, 1996
                          ASSUMES DIVIDENDS REINVESTED

                                                                                  FISCAL YEAR ENDING DECEMBER 31ST
                                                                         --------------------------------------------------
                                                       JULY 2, 1996        1996          1997          1998          1999
                                                       ------------      --------      --------      --------      --------
American Pad & Paper Company.........................      $100            $151          $ 64          $ 10          $  2

Russell 2000 Stock Index.............................      $100            $106          $129          $126          $150

Peer Group Index.....................................      $100            $114          $125          $118          $155

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Except as otherwise noted, the following table sets forth certain information as of March 1, 2000, as to the security ownership of equity securities of the Company by (i) each of the executive officers named in the Summary Compensation Table; (ii) each of the Directors and Director nominees of the Company; (iii) all Directors and executive officers as a group; and
(iv) those persons owning of record or known to the Company to be the beneficial owner of more than five percent of the voting securities of the Company. All information with respect to beneficial ownership has been furnished by the respective Director, Director nominee, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                              COMMON STOCK
                                                          ---------------------
EXECUTIVE OFFICERS,                                         NUMBER     PERCENT
DIRECTORS AND 5% STOCKHOLDERS                             OF SHARES    OF CLASS
-----------------------------                             ----------   --------
Executive Officers and Directors:

Robert C. Gay(1)........................................   9,967,141     34.9%

James W. Swent III(2)...................................     250,000        *

Gregory M. Benson(3)....................................     845,842      3.0%

Paul B. Edgerley(4).....................................   9,956,641     34.9%

John J. Grymes(5).......................................      92,943        *

Jeffrey K. Hewson.......................................           0        *

William L. Morgan(6)....................................      66,667        *

John H. Rodgers(7)......................................      39,908        *

Scott R. Watterson(8)...................................      25,000        *

James V. Heim(9)........................................      41,667        *

All Directors and Executive Officers as a                 11,343,668     39.8%
  group (10 persons)(10)................................

5% Stockholders:

Bain Capital Funds(11) .................................   9,942,141     34.9%
  c/o Bain Capital, Inc.
  Two Copley Place
  Boston, Massachusetts 02116

------------------------

  *  Less than one percent.

 (1) Includes (i) 25,000 shares of Common Stock that can be acquired through currently exercisable options and (ii) 9,942,141 shares held collectively by Bain Capital partnerships as described herein. Mr. Gay is a general partner of Bain Venture Capital, a California limited partnership ("BVC"), which is the general partner of the Tyler Capital Fund, L.P. ("TCF"), Tyler Massachusetts L.P. ("TM") and Tyler International L.P.-II ("TI"). Accordingly, Mr. Gay may be deemed to beneficially own shares held by such investment funds. In addition, Mr. Gay is a general partner of BCIP Trust Associates L.P. ("BCIP Trust") and BCIP Associates ("BCIP") and, as a result, may be deemed to beneficially own shares held by such partnerships. Mr. Gay disclaims beneficial ownership of such shares in which he does not have a pecuniary interest. The address of Mr. Gay is c/o Bain
     Capital, Inc., Two Copley Place, Boston, Massachusetts 02116.

 (2) Includes 200,000 shares of Common Stock that can be acquired through currently exercisable options.

 (3) Includes 299,457 shares of Common Stock that can be acquired through currently exercisable options.

 (4) Includes (i) 12,500 shares of Common Stock that can be acquired through currently exercisable options and (ii) 9,942,141 shares held collectively by Bain Capital partnerships as described herein. Mr. Edgerley is a general partner of BVC, which is the general partner of TCF, TM and TI. Accordingly, Mr. Edgerley may be deemed to beneficially own shares held by such investment funds. In addition, Mr. Edgerley is a general partner of BCIP Trust and BCIP and, as a result, may be deemed to beneficially own shares held by such partnerships. Mr. Edgerley disclaims beneficial ownership of such shares in which he does not have a pecuniary interest.

 (5) Includes 50,000 shares of Common Stock that can be acquired through currently exercisable options.

 (6) Includes 66,667 shares of Common Stock that can be acquired through currently exercisable options.

 (7) Includes 33,333 shares of Common Stock that can be acquired through currently exercisable options.

 (8) Includes 25,000 shares of Common Stock that can be acquired through currently exercisable options.

 (9) Includes 41,667 shares of Common Stock that can be acquired through currently exercisable options.

 (10) Includes shares, which may be deemed to be beneficially owned by Messrs. Gay and Edgerley as a result of their relationship with the Bain Capital Funds and shares that the Directors and executive officers can acquire through currently exercisable options.

 (11) Includes (i) 7,270,836 shares held by TCF; (ii) 1,489,744 shares held by TM; (iii) 435,915 shares held by TI; (iv) 620,562 shares held by BCIP; and
      (v) 125,084 shares held by BCIP Trust (BCIP Trust, TCF, TM, TI and BCIP are collectively referred to herein as the "Bain Capital Funds"). BVC, as the sole general partner of TCF, TM and TI, may be deemed to be the beneficial owner of the shares of Common Stock held by such investment funds. In addition to Mr. Gay, the other general partners of BVC include:
      Joshua Bekenstein, Paul B. Edgerley, Adam W. Kirsch, Geoffrey S. Rehnert,
      W. Mitt Romney and Robert F. White. All such persons disclaim beneficial ownership of all such shares in which they do not have a pecuniary interest.

    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Exchange Act requires the Company's officers, Directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 1999, through December 31, 1999, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    ADVISORY AGREEMENT. In October 1995, the Company entered into a ten-year Management Advisory Agreement (the "Advisory Agreement") with Bain Capital to replace Bain Capital's prior agreement with the Company. In connection with the Company's IPO, the Company and Bain Capital amended and restated the Advisory Agreement to provide for an initial term of four years, subject to automatic one-year extensions beyond the initial term (not to exceed an aggregate of eight years) on each anniversary of the effective date of such agreement so long as Bain Capital continues to own at least 5% of the outstanding

Common Stock. Under the amended Advisory Agreement, the Company agreed to pay Bain Capital an annual cash advisory fee of $2.0 million, payable by the Company on a quarterly basis in arrears, and a transaction fee in connection with the consummation of each acquisition, divestiture or financing by the Company or its subsidiaries in an amount equal to 1% of the aggregate value of such transaction (the "Bain Fees"), plus reasonable out-of-pocket expenses. In September 1998, the Company and Bain Capital mutually agreed to reduce the advisory fee to $1.5 million annually. Amendments to the Company's revolving credit agreement, approved on September 30, 1998, prohibit future payments of the Bain Fees, with a right to accrue them, until satisfaction of all obligations under the revolving credit agreement or unless otherwise permitted by the Company's banking group. For the year ended December 31, 1999, the Company accrued Bain Fees of $1.5 million, plus expenses of approximately $46,000. The Company believes that the fees received for the professional services rendered are at least as favorable to the Company as those which could be negotiated with an independent third party.

    REGISTRATION AGREEMENT. The Company and certain of its executive officers and other existing stockholders, including investment funds controlled by Bain Capital (the "Bain Capital Funds"), are parties to a registration agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of the registrable securities owned by the Bain Capital Funds and related investors have the right, at any time and subject to certain conditions, to require the Company to register any or all of their shares of Common Stock under the Securities Act on Form S-1 on three occasions at the Company's expense and on Form S-2 or Form S-3 on an unlimited number of occasions at the Company's expense. In addition, all holders of registrable securities are entitled to request the inclusion of any shares of Common Stock subject to the Registration Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its securities under the Securities Act, subject to certain conditions. As of December 31, 1999, the holders of an aggregate of 9,979,641 shares of Common Stock (including 37,500 shares that could be acquired through exercisable options) had demand registration rights pursuant to the Registration Agreement.

    INDEBTEDNESS OF MANAGEMENT. On July 2, 1996, the Company lent Mr. Needham, a former executive officer of the Company, an aggregate of $324,537 in order to permit him to purchase shares of Common Stock in the Company's IPO. The loan had an interest rate of 8% per annum, was due on July 2, 1998, and requires
Mr. Needham to prepay the loan with 40% of any bonus received by him during the first four years of his employment agreement with the Company or with any proceeds he receives from the sale of any of his shares of Common Stock. The amounts due under the loan are with full recourse and are secured by a pledge of all such shares of Common Stock purchased by Mr. Needham. On February 6, 1998, the Company extended the due date of the loan to July 2, 2000, and, effective July 7, 1998, in conjunction with the amendment of Mr. Needham's employment agreement, reduced the interest rate under the loan to the lesser of (i) 6% per annum or (ii) the highest rate permitted by applicable law. On December 31, 1999, approximately $289,000 in aggregate principal and interest remained outstanding under the loan.

    On March 31, 1998, the Company lent Mr. Benson, a director and former executive officer of the Company, an aggregate of $1.0 million in order to permit him to purchase shares of Common Stock. The loan has an interest rate of 5.89% per annum, is due on March 31, 2001, and requires Mr. Benson to prepay the loan with any proceeds he receives from the sale of any of his shares of Common Stock. The amounts due under the loan are with full recourse and are secured by a pledge of 546,385 shares of Common Stock owned by Mr. Benson and certain stock options granted to Mr. Benson, together with certain stock issuable to Mr. Benson, under certain of the Company's stock option agreements. On
December 31, 1999, approximately $1.1 million in aggregate principal and interest remained outstanding under the loan.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
AMERICAN PAD & PAPER COMPANY AND SUBSIDIARIES

Responsibility for the Consolidated Financial Reports.......     44

Report of Independent Accountants...........................     45

Consolidated Balance Sheets at December 31, 1999 and 1998...     46

Consolidated Statements of Operations for the years ended
  December 31 1999, 1998, and 1997..........................     47

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 1999, 1998, and
  1997......................................................     48

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................     49

ITEM 14(A)(2)  FINANCIAL STATEMENT SCHEDULES

    Other than the schedule listed below, the information required by this item is included in the consolidated financial statements or is omitted because the schedules are not applicable to the Company.

                   VALUATION AND QUALIFYING ACCOUNTS SCHEDULE
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                       BALANCE AT   CHARGED TO
                                       BEGINNING    COSTS AND      CHARGED TO                   BALANCE AT
                                       OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                       ----------   ----------   --------------   ----------   -------------
Allowance for doubtful accounts
  and sales returns                                                     (a)             (b)
                                 1999    $2,248       $6,823          $ --          $4,994        $4,077
                                 1998     2,794        4,204            --           4,750         2,248
                                 1997     2,216        3,279           225           2,926         2,794

Inventory obsolescence reserve                                          (a)             (b)
                                 1999    $3,517       $  724          $ --          $2,354        $1,887
                                 1998     1,647        2,332            --             462         3,517
                                 1997     2,135           32           300             820         1,647

------------------------

(a) APB 16 purchase accounting

(b) Accounts written off and customer returns

ITEM 14(B)  REPORTS ON FORM 8-K

    The Company filed the following Current Reports on Form 8-K during 1999 and through March 15, 2000:

    (1) Current Report on Form 8-K filed January 22, 1999, relating to the Company's January 8, 1999, press release. A press release on January 8, 1999, announcing that the NYSE is delisting the Company's common stock.

    (2) Current Report on Form 8-K filed February 4, 1999, relating to the Company's January 19, 1999, January 26, 1999, and February 1, 1999, press releases. A press release on January 19, 1999, announcing that the Company's plant in Dallas, Texas will be closed and consolidated as part of a previously announced restructuring plan. A press release on January 26, 1999, announcing that the Company will begin trading on the NASD OTC Bulletin Board System under the symbol AMPP effective
        January 26, 1999. A press release on February 1, 1999, announcing that the Williamhouse division of the Company will increase the price of White Wove Commodity Envelopes to its customers by approximately 7% effective February 15, 1999.

    (3) Current Report on Form 8-K filed February 24, 1999, relating to the Company's February 9, 1999, and February 17, 1999, press releases. A press release on February 9, 1999, announcing the appointments of William J. Mays as Vice President of Operations and Leon W. Hall as Vice President of Sales for Ampad. A press release on February 17, 1999, announcing financial results for the fourth quarter and year ended December 31, 1998.

    (4) Current Report on Form 8-K filed April 1, 1999, relating to the Company's March 22, 1999, press release. A press release on March 22, 1999, announcing that the Board of Directors elected two new directors, Jeffery K. Hewson and John H. Rodgers, and has named James W. Swent III as Co-Chairman of the Board, effective March 17, 1999.

    (5) Current Report on Form 8-K filed April 28, 1999, relating to the Company's April 19, 1999, press release. A press release on April 19, 1999, announcing reported financial results for the first quarter ended March 31, 1999.

    (6) Current Report on Form 8-K filed May 14, 1999, relating to the Company's May 10, 1999, press release. A press release on May 10, 1999, announcing the appointment of William L. Morgan as Chief Operating Officer (COO).

    (7) Current Report on Form 8-K filed May 14, 1999, relating to the Company's May 10, 1999, press release. A press release on May 10, 1999, announcing the closing and consolidation of the Holland, New York plant.

    (8) Current Report on Form 8-K filed June 3, 1999, relating to the Company's June 1, 1999, press release. A press release on June 1, 1999, announcing the appointment of Lee E. Meyer as President of its Creative Card division.

    (9) Current Report on Form 8-K filed July 26, 1999, relating to the Company's July 19, 1999, press release. A press release on July 19, 1999, announcing reported financial results of the second quarter ended June 30, 1999.

   (10) Current Report on Form 8-K filed August 26, 1999, relating to the Company's August 18, 1999, press release. A press release on August 18, 1999, announcing the appointment of Raj Tanna as Vice President of E*Commerce.

   (11) Current Report on Form 8-K filed September 20, 1999, relating to the Company's September 13, 1999, press release. A press release on September 13, 1999, announcing the appointment of Barry L. Silberman as Vice President of Marketing for Ampad division.

   (12) Current Report on Form 8-K filed November 16, 1999, relating to the Company's November 15, 1999, press release. A press release on November 15, 1999, announcing reported financial results of the third quarter ended September 30, 1999. A press release on November 15, 1999, announcing that a default of the Company's bank credit agreement will preclude payment of its November 15, 1999 interest payment to its subordinated debt holders; and that the Company has engaged Lazard Freres & Co. LLC to investigate and pursue various strategic and financial alternatives, including the possible sale of the Williamhouse division.

   (13) Current Report on Form 8-K filed December 17, 1999, relating to the Company's December 16, 1999, press release. A press release on December 16, 1999, announcing that the Company is in continuing negotiations with its bank group and a committee of bondholders, that the Company believes represents holders of over 70% of the principal amount of its subordinated debt.

   (14) Current Report on Form 8-K filed January 11, 2000, relating to the Company's January 11, 2000, press release. A press release on January 11, 2000, announcing that a group of its bondholders filed a petition on January 10, 2000 with the United States Bankruptcy Court in Delaware asking the court to place the Company in an involuntary Chapter
        11. The Company has 20 days to respond to this petition and is not currently operating in Chapter 11.

   (15) Current Report on Form 8-K filed January 18, 2000, relating to the Company's January 14 press release, and to the January 18, 2000 resignation of James V. Heim as President of the Ampad division. A press release on January 14, 2000, announcing that the Company has filed a petition in the United States Bankruptcy Court in Delaware to convert the involuntary Chapter 11 petition filed by its bondholders on January 10, 2000 to a voluntary Chapter 11 proceeding under the Federal Bankruptcy Code; and that it had received a commitment for $65 million of debtor-in-possession (DIP) financing from a group of its current bank lenders.

   (16) Current Report on Form 8-K filed January 20, 2000, relating to the Company's January 19, 2000, press release. A press release on January 19, 2000, announcing that it has received Bankruptcy Court approval to, among other things, pay employee wages, salaries and benefits during its voluntary reorganization under Chapter 11; and that the Court has approved interim debtor-in-possession (DIP) financing for immediate use by the Company for its day-to-day operational needs.

ITEM 14(B)  EXHIBITS

    See Exhibit Index that follows on pages 69 to 71.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 AMERICAN PAD & PAPER COMPANY AND SUBSIDIARIES

                                                                PAGE
                                                              --------
Responsibility for the Consolidated Financial Reports.......     44

Report of Independent Accountants...........................     45

Consolidated Balance Sheets at December 31, 1999 and 1998...     46

Consolidated Statements of Operations for the years ended
  December 31 1999, 1998, and 1997..........................     47

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 1999, 1998, and
  1997......................................................     48

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................     49

Notes to Consolidated Financial Statements..................     50

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

    The financial statements have been audited by the Company's independent accountants, PricewaterhouseCoopers LLP. Their report is shown on page 45.

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

/s/ JAMES W. SWENT III                         /s/ DAVID N. PILOTTE
---------------------------------------------  ---------------------------------------------
James W. Swent III                             David N. Pilotte
CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND    VICE PRESIDENT, CORPORATE CONTROLLER
DIRECTOR AND CHIEF FINANCIAL OFFICER           (PRINCIPAL ACCOUNTING OFFICER)
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL FINANCIAL OFFICER)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AMERICAN PAD & PAPER COMPANY:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of American Pad & Paper Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 11 to the consolidated financial statements, the Company is currently in bankruptcy and is in default under substantially all of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters involve the potential sale of assets as described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
April 13, 2000
Dallas, Texas

                          AMERICAN PAD & PAPER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash......................................................  $  19,976   $   1,371
  Accounts receivable.......................................     35,385      60,660
  Inventories...............................................     93,083     112,169
  Income taxes receivable...................................         --       1,700
  Prepaid expenses and other current assets.................      3,521       1,240
                                                              ---------   ---------
    Total current assets....................................    151,965     177,140

  Property, plant, and equipment............................    145,982     152,198
  Goodwill and intangible assets............................    173,210     185,805
  Other.....................................................      1,071       1,337
                                                              ---------   ---------
    Total assets............................................  $ 472,228   $ 516,480
                                                              =========   =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................  $ 391,567   $   1,236
  Accounts payable..........................................     39,892      49,598
  Accrued expenses..........................................     60,020      47,078
  Deferred income taxes.....................................      2,300         (40)
  Income taxes payable......................................        300         300
  Restructuring reserve.....................................      1,064       5,660
                                                              ---------   ---------
    Total current liabilities...............................    495,143     103,832
Long-term debt..............................................         --     373,675
Deferred income taxes.......................................     37,067      16,972
Other.......................................................        797       1,288
                                                              ---------   ---------
    Total liabilities.......................................    533,007     495,767
                                                              ---------   ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, 150,000 shares authorized, no shares
    issued and outstanding..................................         --          --
  Common Stock, voting $.01 par value, 75,000,000 shares
    authorized, 28,527,983 and 27,724,045 shares issued and
    outstanding, respectively...............................        285         277
  Additional paid-in-capital................................    301,329     301,287
  Stockholder notes.........................................     (1,395)     (1,317)
  Accumulated deficit.......................................   (360,998)   (279,534)
                                                              ---------   ---------
    Total stockholders equity (deficit).....................    (60,779)     20,713
                                                              ---------   ---------
    Total liabilities and stockholders' equity (deficit)....  $ 472,228   $ 516,480
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $572,616   $662,031   $687,335
Cost of sales...............................................   531,085    597,456    598,416
                                                              --------   --------   --------
    Gross profit............................................    41,531     64,575     88,919
                                                              --------   --------   --------
Operating expenses:
  Selling and marketing.....................................    22,204     21,261     22,246
  General and administrative................................    26,780     31,840     19,133
  Restructuring charges/(credits)...........................    (2,773)     5,741         --
  Losses on sales of accounts receivable....................     3,295      3,226      2,954
  Amortization of goodwill and intangible assets............     5,133      5,939      6,110
  Write down of assets--Shade/Allied........................        --     41,000
  Management fees and services..............................     1,500      2,030      4,871
                                                              --------   --------   --------
                                                                56,139    111,037     55,314
                                                              --------   --------   --------
Income (loss) from operations...............................   (14,608)   (46,462)    33,605
Other income (expense):
  Interest..................................................   (44,865)   (44,970)   (37,843)
  Other income, net.........................................     2,005      1,411        389
                                                              --------   --------   --------
Loss before income taxes....................................   (57,468)   (90,021)    (3,849)
Provision (benefit) for income taxes........................    23,270    (11,374)       642
                                                              --------   --------   --------
Loss before cumulative effect of a change in accounting
  principal.................................................   (80,738)   (78,647)    (4,491)
Cumulative effect of a change in accounting principal.......      (726)        --         --
                                                              --------   --------   --------
Net loss....................................................  $(81,464)  $(78,647)  $ (4,491)
                                                              ========   ========   ========
Basic and diluted loss per share:
  Loss before cumulative effect of a change in accounting
    principal...............................................  $  (2.89)  $  (2.84)  $  (0.16)
  Cumulative effect of a change in accounting principal.....     (0.03)        --         --
                                                              --------   --------   --------
  Net loss..................................................  $  (2.92)  $  (2.84)  $  (0.16)
                                                              ========   ========   ========
Weighted average shares outstanding:
  Basic and diluted.........................................    27,944     27,718     27,431

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                               PREFERRED STOCK        COMMON STOCK
                             -------------------   -------------------   PAID IN    STOCKHOLDER   ACCUMULATED
                              SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL       NOTES        DEFICIT      TOTAL
                             --------   --------   --------   --------   --------   -----------   -----------   --------
Balance at December 31,
  1996.....................      --       $ --      27,400      $274     $300,721     $  (338)     $(196,396)   $104,261
  Common stock sold under
    the Management stock
    purchase plan..........      --         --          36        --          558          --             --         558
  Reduction in stockholder
    notes..................      --         --                                             49             --          49
  Net loss.................      --         --          --        --           --          --         (4,491)     (4,491)
                               ----       ----      ------      ----     --------     -------      ---------    --------
Balance at December 31,
  1997.....................      --         --      27,436       274      301,279        (289)      (200,887)    100,377
  Exercise of stock
    options................      --         --         288         3            8          --             --          11
  Stockholder notes-new....      --         --                                 --      (1,045)            --      (1,045)
  Reduction in stockholder
    notes..................      --         --          --        --           --          17             --          17
  Net loss.................      --         --          --        --           --          --        (78,647)    (78,647)
                               ----       ----      ------      ----     --------     -------      ---------    --------
Balance at December 31,
  1998.....................      --         --      27,724       277      301,287      (1,317)      (279,534)     20,713
  Exercise of stock
    options................      --         --         804         8           42          --             --          50
  Addition to stockholder
    notes..................      --         --          --        --           --         (78)            --         (78)
  Net loss.................      --         --          --        --           --          --        (81,464)    (81,464)
                               ----       ----      ------      ----     --------     -------      ---------    --------
Balance at December 31,
  1999.....................      --       $ --      28,528      $285     $301,329     $(1,395)     $(360,998)   $(60,779)
                               ====       ====      ======      ====     ========     =======      =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(81,464)  $(78,647)  $ (4,491)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Deferred income taxes...................................    22,436    (11,674)       642
    Depreciation............................................    15,023     13,830     12,529
    Amortization of goodwill and intangible assets..........     5,133      5,939      6,110
    Write-down of assets--Shade/Allied......................        --     41,000         --
    Cumulative effect of change in accounting principle.....       726         --         --
    Restructuring charges/(credits).........................    (2,773)     5,741         --
    Amortization of debt issuance costs.....................     2,771      4,277      2,529
    (Gain) loss on sale of assets...........................    (1,941)      (859)        86
    Changes in assets and liabilities, net of effects of
      acquistions:
      Accounts receivable...................................    21,275     17,543    (17,300)
      Income tax receivable.................................     1,700      3,479     (4,059)
      Inventories...........................................    18,463     42,190    (44,186)
      Prepaid expenses and other............................    (2,281)       163        598
      Income tax payable....................................        --        300         --
      Accounts payable......................................    (9,706)    (6,758)     4,553
      Accrued expenses......................................    15,084      6,841    (22,049)
      Other assets and liabilities..........................      (226)       (68)     2,580
                                                              --------   --------   --------
        Net cash provided by (used in) operating
          activities........................................     4,220     43,297    (62,458)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of stock and net assets of businesses, including
    acquisition costs.......................................        --         --    (50,677)
  Purchases of property and equipment.......................   (11,877)   (14,379)   (23,095)
  Proceeds from sale of assets..............................     5,634      1,221      4,056
                                                              --------   --------   --------
        Net cash used in investing activities...............    (6,243)   (13,158)   (69,716)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net borrowings on credit agreement........................    18,343         --    130,400
  Repayment of long-term debt...............................    (1,687)   (25,826)    (2,268)
  Debt issuance costs.......................................        --     (2,780)        --
  Net proceeds from new accounts receivable financing
    facility................................................     4,000     (4,000)     6,000
  Stockholder notes.........................................       (78)    (1,028)        49
  Options and management stock purchase plan................        50         11        558
                                                              --------   --------   --------
        Net cash provided by (used in) financing
          activities........................................    20,628    (33,623)   134,739
                                                              --------   --------   --------
Net increase (decrease) in cash.............................    18,605     (3,484)     2,565
                                                              --------   --------   --------
Cash, beginning of year.....................................     1,371      4,855      2,290
                                                              --------   --------   --------
Cash, end of year...........................................  $ 19,976   $  1,371   $  4,855
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $ 32,474   $ 42,807   $ 34,292
    Income taxes............................................  $    489   $    367   $  4,519
                                                              ========   ========   ========
Supplemental disclosure of noncash investing activity:
  Notes payable issued to purchase equipment................  $     --   $    621   $     --
                                                              --------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

    ORGANIZATION AND BASIS OF PRESENTATION

    American Pad & Paper Company (formerly Ampad Holding Corporation and referred to hereafter as the "Company") was incorporated on June 2, 1992, as a holding company to acquire all of the outstanding stock of Ampad Corporation ("Ampad"), the surviving entity from the merger between Ampad Acquisition Corporation and Ampad. The Company had no operations through July 31, 1992.

    On October 3, 1995, the Company agreed to acquire in a merger transaction all of the outstanding stock of WR Acquisition, Inc. ("WR"). In a series of transactions, the Company exchanged 100% of the stock of its wholly owned subsidiary, Ampad, for newly issued shares of WR. WR then contributed Ampad to its wholly owned subsidiary, Williamhouse-Regency of Delaware, Inc., renamed American Pad & Paper Company of Delaware, Inc. (referred to hereafter on a pre-October 31, 1995 basis as "Williamhouse-Regency" and on a post-October 31, 1995 basis as "AP&P Delaware"), in exchange for a right to receive
$140.0 million of merger consideration. The Company, principally using bank borrowings by AP&P Delaware aggregating $245.0 million, funded WR's right to receive the merger consideration. WR in turn repurchased 100% of the WR shares not owned by the Company. The Company accounted for the transaction as a purchase of the stock of WR. As a result of the transactions, the Company owns 100% of WR, which in turn owns 100% of AP&P Delaware.

    The financial statements of the Company include the historical accounts and operations of the Company, AP&P Delaware and Manufacturing. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of Ampad, the envelope operations of Williamhouse and Niagara, and the continuous form operations of Shade/Allied since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation used in the accounts receivable financing facility. All significant intercompany balances have been eliminated.

    AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

    The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the Notes. The Company is providing the holders of the Notes with its quarterly and annual consolidated financial statements as well as its periodic reports as filed with the Securities and Exchange Commission. There are no material differences between the financial statements of the Company and those of AP&P Delaware. The composition of AP&P Delaware's stockholders' equity at December 31, 1999, consists of one hundred shares of $0.01 par value common stock, paid in capital of $252.4 million and an accumulated deficit of $217.6 million and, in total, is equal to the stockholders' equity (deficit) of the Company. The Company believes that providing such consolidated financial statements satisfies the financial information and debt compliance reporting needs of the holders of the Notes.

    DEBT DEFAULT AND CHAPTER 11 FILING

    On November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stemmed from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries. The default on the revolving credit facility

                          AMERICAN PAD & PAPER COMPANY

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS (CONTINUED) prevented the Company from paying interest on its publicly traded Notes due November 15, 1999, thereby causing a default on the Notes as well.

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005 filed an involuntary chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases. No plan of reorganization has yet been proposed by the Company.

    On January 10, 2000, as a result of the chapter 11 filings, the Company's $60.0 million accounts receivable financing facility terminated and no further sales of receivables occurred. Although no post-termination receivables were sold under this facility, the Company continues to act as servicer under the facility and to collect and remit remaining outstanding receivables as provided in the facility.

    On February 9, 2000, the Bankruptcy Court entered a final order approving $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus 2.5%. The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions.

    In November 1999, the Company announced that it had engaged Lazard Freres & Co. LLC ("Lazard Freres") to investigate the possible sale of its Williamhouse division, as well as other business assets of the Company, in order to reduce debt. In March 2000, the Company announced it had signed a letter of intent to sell its Creative Card division to Taylor Corporation. Negotiations with Taylor Corporation are continuing and the Company expects the sale to be final in the second quarter of 2000. Such sale, subject to the approval of the bankruptcy court, is expected to result in a loss of $5 to $10 million. Efforts by Lazard Freres to sell the Williamhouse division and other business assets are continuing.

    Although Chapter 11 bankruptcy raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount that will be paid to settle liabilities and contingencies that may be allowed in Chapter 11 reorganization. Also the consolidated financial statements do not reflect i) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles STATEMENT OF POSITION 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE (SOP 90-7) following the confirmation of a plan of reorganization; or
ii) the realizable value of assets which would be required to be recorded if the Company presents a plan which, if approved, contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

1.  ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS (CONTINUED)
    BUSINESS

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

    Since the Company's last acquisition in 1997 revenues have declined, margins have eroded, competitive pressures in the marketplace kept the Company from fully recouping increasing paper prices, and inventory levels were, for a period of time built to an excessive level. Through the rationalization plan initiated in late 1998, three manufacturing plants were closed, inventory levels were reduced and production was better coordinated with sales. Although competitive pressures continued, price increases were initiated which, while not fully recouping prices movements in raw materials, caused amounts absorbed by the Company to be reduced. Despite the progress on operational and pricing issues, the Company's capital structure and high level of debt have limited its abiity to return to profitability.

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

    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

    The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. The statement of operations reflects a charge of $0.7 million, net of tax in 1999, for the write off of previously recorded start-up costs. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                          AMERICAN PAD & PAPER COMPANY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid, interest-bearing instruments with an original maturity of three months or less to be cash equivalents. Cash overdrafts of $12.8 million and $28.5 million at December 31, 1999 and 1998, respectively were reclassed to accounts payable.

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

    GOODWILL AND INTANGIBLE ASSETS

    Goodwill represents the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over periods ranging from 20

                          AMERICAN PAD & PAPER COMPANY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to 40 years. Intangible assets represent trade names acquired in the WR and Shade/Allied acquisitions and are amortized using the straight-line method. Trade names in the aggregate gross amount of $31.7 million and $6.2 million for WR are amortized over 40 and 15 years, respectively, and originally, trade names totaling $5.6 million for Shade/Allied were amortized over 40 years. In the fourth quarter of 1999, the Company reduced goodwill by $2.7 million and trade names by $1.2 million by reversing certain transition reserves established with the Williamhouse, Niagara, and Shade/Allied acquisitions. In the second quarter of 1998, the Company wrote off $39.9 million of goodwill and $1.1 million of trade names associated with the Shade/Allied continuous forms business. (See footnote 5 "Impairment of Shade/Allied Long-Lived Assets.") Amortization expense was $5.1 million in 1999, $5.9 million in 1998 and $6.1 million in 1997.

    LONG-LIVED ASSETS

    The Company periodically reviews the net realizable value of its long-lived assets, including goodwill and intangible assets, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the carrying value of the asset is reduced to a level commensurate with a discounted cash flow analysis. Based upon its most recent analysis, the Company does not believe an impairment of long-lived assets exists at December 31, 1999.

    DEBT ISSUANCE COSTS

    Costs associated with debt issuance are capitalized and amortized to interest expense using the effective interest method of accounting over the terms of the related debt agreement.

    INCOME TAXES

    The Company accounts for income taxes following the liability method, which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax operating loss and credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances. The Company periodically reviews the realizability of its deferred tax assets and, as needed, records valuation allowances when realizability of the deferred tax asset is not reasonably assured. The Company recorded a deferred tax valuation allowance of $43.3 million and $6.3 million in 1999 and 1998, respectively.

    DERIVATIVES

    In January 1996, the Company entered into a four-year interest rate cap that entitles the Company to receive, on a quarterly basis from the counterparty, the amount, if any, by which LIBOR exceeds 6.5% for the first two years of the agreement and 7.5% for the last two years on a notional principal amount of $100.0 million. The counterparty to this agreement is a large financial institution. Premiums are amortized as interest expense over the term of the agreement. Amounts receivable under the agreement are recorded as a reduction of interest expense. There were no amounts received under this agreement in 1999, 1998 or 1997.

                          AMERICAN PAD & PAPER COMPANY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of senior bank debt bearing interest at floating rates approximates fair value. At December 31, 1999 and 1998, the carrying value of the Notes of $130.0 million compares to the Notes' fair value of $14.3 million and $87.1 million, respectively, based on quoted market trades.

    RECLASSIFICATIONS

    Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified in order to conform to the presentation in the 1999 consolidated financial statements. Specifically, stockholder notes totalling $1.4 million were reclassified from other assets to stockholders' deficit at December 31, 1999.

    NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated at part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Adoption of the Statement is not expected to have a material impact on the Division's financial position and results of operations.

3.  ACQUISITIONS

    SHADE/ALLIED, INC.

    Effective February 11, 1997, the Company acquired all of the outstanding common and preferred stock of Shade/Allied, Inc., ("Shade/Allied"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets. The aggregate acquisition costs totaled $50.7 million, consisting of cash of $49.5 million and direct acquisition costs of $1.2 million. The Company financed this acquisition with proceeds from its revolving credit facility. The aggregate acquisition costs were allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $4.6 million; inventory of $5.8 million; prepaid and other assets of $129,000; property and equipment of $14.5 million; identifiable intangible assets of $5.6 million; other long-term assets of $725,000; accounts payable of $6.9 million; accrued liabilities of $7.2 million; income taxes payable of $215,000; deferred income tax payable of $6.7 million; and pension liability of $1.0 million. The aggregate acquisition costs exceeded the fair market value of net assets acquired by $41.4 million. Accordingly, goodwill was recorded and was amortized on the basis of a 40 year life until it was written off as of June 30, 1998. (SEE FOOTNOTE 5, "IMPAIRMENT OF SHADE/ALLIED LONG-LIVED ASSETS.") The operating results of the acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

                          AMERICAN PAD & PAPER COMPANY

3.  ACQUISITIONS (CONTINUED)
    ACQUISITION INTEGRATION COSTS

    At acquisition, certain costs were expected to be incurred in connection with the Company's plans to integrate and consolidate certain plant, administrative, sales and corporate functions of the acquired division businesses. Such costs, estimated to total $27.5 million, included lease termination expenses, severance and contractual change of control benefits, and the liabilities for such costs were included in the purchase price allocation within accrued expenses. The remaining $0.9 million of the acquisition integration costs at December 31, 1999, is intended to cover the remaining costs of integrating plants, administrative, sales and corporate functions.

4.  RESTRUCTURING CHARGES

    On September 1, 1998, the Company announced a plan to rationalize its manufacturing operations. The plan included plant consolidations, equipment moves, plant/product changes, warehouse consolidations and the addition of new distribution centers. The previously reported third quarter 1998 restructuring charge of $5.7 million shown in the accompanying statement of operations represents the Company's rationalization plan.

    The Company has closed three plants as part of the rationalization plan. The closing of the Kosciusko, Mississippi plant was announced on November 10, 1998, and final production occurred on April 14, 1999. The closing of the Dallas, Texas plant was announced on January 19, 1999, and final production occurred on April 22, 1999. The closing of the Holland, New York plant was announced on May 10, 1999, and final production occurred on November 30, 1999. As of
December 31, 1999, 371 employees have been severed and severance and benefit payments totaling $1.3 million have been charged to the restructuring reserve.

                                 1998         1998           1999       CHANGE IN   DEC. 31, 1999
                                CHARGE    EXPENDITURES   EXPENDITURES   ESTIMATE       BALANCE
                               --------   ------------   ------------   ---------   -------------
                                                         (IN THOUSANDS)
Severance and benefits.......   $1,848        $(81)         $(1,181)     $  (584)      $    2
Closing costs to exit
  facilities.................    2,484          --             (273)      (1,440)         771
Lease termination costs......      468          --             (264)          --          204
Property taxes after ceasing
  operations.................      941          --             (105)        (749)          87
                                ------        ----          -------      -------       ------
Total........................   $5,741        $(81)         $(1,823)     $(2,773)      $1,064
                                ======        ====          =======      =======       ======

    Restructuring charges recorded in September 1998 of approximately
$2.8 million were reversed during the third and fourth quarters of 1999. The original rationalization plan included the consolidation of two existing plants. After attempts to hire additional skilled labor at the receiving plant failed, the decision to close the first plant was reversed.

    The Company recorded one-time implementation costs associated with the rationalization plan of $9.4 million in cost of sales during 1999. These expenses represent costs to move equipment and inventory, interim warehouse costs, employee retention and relocation, recruiting costs, and other training and efficiency costs. The Company also recorded one-time capital expenditure costs of $2.0 million in 1999 associated with the rationalization plan. The major undertakings of the rationalization plan were completed in 1999.

                          AMERICAN PAD & PAPER COMPANY

5.  IMPAIRMENT OF SHADE/ALLIED LONG-LIVED ASSETS

    The $41 million charge recorded at June 30, 1998 consisted of $39.9 million write down of goodwill and a $1.1 million write down of trade names. The recorded values of property, plant and equipment and trade names at December 31, 1999, are $9.1 million and $3.3 million, respectively.

    In November 1998, the continuous forms business was consolidated from six separate manufacturing facilities where forms comprised only a portion of the plant's manufacturing operations into two dedicated continuous forms plants. Although manufacturing efficiencies and margins have improved, in 1999, the Company announced its intentions to sell the Division.

    At December 31, 1999, an analysis based upon the discounted expected future cash flows of the acquired continuous forms business indicated that no further write down of the carrying value of the long-lived assets was required.

6.  RECEIVABLES

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accounts receivable--trade................................  $36,870    $59,936
Accounts receivable--other................................    2,592      2,972
Less allowance for doutful accounts and reserves for
  customer deductions, returns and cash discounts.........   (4,077)    (2,248)
                                                            -------    -------
                                                            $35,385    $60,660
                                                            =======    =======

    On May 24, 1996, the Company entered into a $60.0 million accounts receivable facility. Accounts receivable are sold under the Company's accounts receivable financing facility without legal recourse. However, under the terms of the facility, receivables that become past due beyond a predetermined limit are deemed "ineligible receivables" and the Company assumes the credit risk for the collection of such accounts. As such, a portion of the allowance for doubtful accounts covers receivables no longer reflected on the balance sheet. In the event of a termination of the facility, as in the case of the Company's chapter 11 filing, the lenders to the facility bear the risk of uncollectible accounts.

    Bad debt expense for 1999 and 1998 was $2.1 million and $2.5 million, respectively.

7.  INVENTORIES

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Raw material.............................................  $28,633    $ 29,892
Work-in-process..........................................    4,586       5,440
Finished goods...........................................   66,406      77,788
                                                           -------    --------
                                                            99,625     113,120
LIFO reserve.............................................   (6,542)       (951)
                                                           -------    --------
                                                           $93,083    $112,169
                                                           =======    ========

                          AMERICAN PAD & PAPER COMPANY

7.  INVENTORIES (CONTINUED)
    In connection with the acquisitions of WR, Niagara and Shade/Allied, total inventories for financial accounting purposes were written up by $15.8 million to fair market value at the dates of acquisition including the reversal of $7.3 million related to historical LIFO reserves. Using the LIFO method of accounting, such write up formed the historical base year cost for the inventories acquired.

    In 1999, the liquidation of LIFO layers decreased cost of goods sold by $1.0 million and in 1998, increased cost of goods sold by $1.7 million.

8.  PROPERTY AND EQUIPMENT

                                                ESTIMATED        DECEMBER 31,
                                               USEFUL LIVES   -------------------
                                                 IN YEARS       1999       1998
                                               ------------   --------   --------
                                                                (IN THOUSANDS)
Land.........................................                 $  4,837   $  7,002
Buildings....................................     40            34,796     34,585
Machinery and equipment......................    3-12          139,640    132,721
Office furniture and fixtures................    3-7            16,324     12,351
Construction-in-progress.....................                    4,477      5,109
                                                              --------   --------
                                                               200,074    191,768
Less accumulated depreciation................                   54,092     39,570
                                                              --------   --------
                                                              $145,982   $152,198
                                                              ========   ========

    In connection with the Shade/Allied acquisition, acquired property, plant, and equipment was valued at $6.7 million in excess of it historical book value. The land was written down by $34,000; buildings were written down $3.1 million; and machinery and equipment were written up by $9.8 million. The Company capitalized interest expense of $462,000 and $443,000 for 1999 and 1998, respectively.

    Included in property and equipment is real estate held for sale at closed plants in Dallas, Texas; Gainesville, Georgia and Holland, New York with a combined net book value of $5.7 million at December 31, 1999. No additional loss is expected upon the ultimate disposition of these assets.

9.  GOODWILL AND INTANGIBLE ASSETS

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Goodwill................................................  $145,716   $148,460
Intangible assets, primarily tradenames.................    41,545     43,665
Debt issuance costs.....................................    20,048     20,048
                                                          --------   --------
                                                           207,309    212,173
Less accumulated amortization...........................    34,099     26,368
                                                          --------   --------
                                                          $173,210   $185,805
                                                          ========   ========

    In 1999, the Company reversed transition reserves associated with the Williamhouse and Niagara acquisitions to reduce goodwill and tradenames by $3.9 million. In 1998, the Company wrote-down goodwill and tradenames associated with its Shade/Allied business by $41.0 million. See note 5.

                          AMERICAN PAD & PAPER COMPANY

10.  ACCRUED EXPENSES

                                                               DECEMBER 31,
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Acquisition integration costs.............................  $   900    $ 6,190
Sales volume discounts....................................   28,022     18,572
Salaries, wages and benefits..............................    3,756      4,922
Interest..................................................   16,557      3,808
Insurance reserves........................................    3,624      5,550
Other.....................................................    7,161      8,036
                                                            -------    -------
                                                            $60,020    $47,078
                                                            =======    =======

11.  LONG-TERM DEBT

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Revolving credit facility...............................  $252,650   $235,150
13% Senior Subordinated Notes due 2005..................   130,000    130,000
Industrial revenue bonds................................     6,515      7,165
Notes payable...........................................       763        584
Capitalized lease obligations...........................     1,639      2,012
                                                          --------   --------
                                                           391,567    374,911
Less current portion....................................   391,567      1,236
                                                          --------   --------
                                                          $     --   $373,675
                                                          ========   ========

    As of December 31, 1999, all indebtedness of the Company is in default and has been classified as a current liability in its balance sheet.

    REVOLVING CREDIT FACILITY

    Prior to the Chapter 11 filing, the Company maintained a $275 million revolving credit facility, which was used, in part, to finance the Company's operations. The revolving credit facility required that substantially all of the Company's assets were pledged as collateral. On November 12, 1999, the Company was notified by its banking group of a default of its revolving credit facility. The default stemmed from the formation of new subsidiaries in December 1997 related to a reorganization of the Company's corporate structure without proper notification to the banks. The reorganization was implemented primarily for state tax purposes and included the transfer of assets between existing entities and transfers to the new subsidiaries.

    On February 9, 2000, the Bankruptcy Court entered a final order approving $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus 2.5%. The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions.

                          AMERICAN PAD & PAPER COMPANY

11.  LONG-TERM DEBT (CONTINUED)
    At December 31, 1999 and 1998, the Company had letters of credit outstanding totaling $11.8 million and $12.3 million, respectively.

    SENIOR SUBORDINATED NOTES

    In June 1996, AP&P Delaware issued $200 million of publically traded notes ("Notes") of which $130 million remains outstanding. The Notes are unsecured and subordinated to all senior bank debt. Interest is payable semi-annually on May 15 and November 15. The Notes are redeemable on and after November 15, 2000, at AP&P Delaware's option, at redemption prices ranging from 106.5% of the face value of the notes in 2000 to 100% of the face value of the notes in 2003 or thereafter.

    The Notes are fully and unconditionally guaranteed by all subsidiaries of AP&P Delaware, except Notepad, on a joint, several and senior subordinated basis (AP&P is not a guarantor of the Notes). The Notes contain restrictive covenants which, among other things, limit dividends, repurchase of capital stock and investments, incurrence of additional indebtedness, transactions with affiliates and other matters customarily restricted in such agreements. The default described above on the revolving credit facility prevented AP&P from paying interest on the Notes due November 15, 1999, thereby causing a default on the Notes as well.

    OTHER

    At December 31, 1999, the Company had outstanding various industrial revenue bonds in the aggregate of $6.5 million. The bonds bear interest rates ranging from 3.2% to 4.8%. Aggregate annual principal payments ranging from $650,000 to $1.2 million are due through 2010. The payment of principal and interest on the bonds is secured by letters of credit and guarantees by the Company. In addition, at December 31, 1999, the Company had outstanding notes payable contracts totaling $763,000 for the purchase of equipment.

12.  PENSION PLAN AND 401(k) PLAN

    At December 31, 1999, the Company was a sponsor of three qualified defined benefit pension plans and a post retirement plan, all of which were assumed as part of acquisitions. During 1998, two of the qualified defined benefit pension plans were merged. The Company's liabilities under such plans are included in other liabilities in the consolidated balance sheets.

    The Company maintains retirement plans (401(k) plan) for the benefit of all employees who meet minimum age and service requirements. Company contributions to the plans may be made at the discretion of its Board of Directors. Contributions to the plans were approximately $1.4 million, $2.3 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

    In July 1996, the Company sold 12,500,000 shares of common stock in an initial public offering. The net proceeds amounted to $172.8 million after deducting underwriting discounts, legal and accounting fees, registration fees and travel expenses. The Company used the proceeds and working capital to:(i) repay $95.8 million on the indebtedness incurred under the old bank credit agreement, (ii) redeem $70.0 million principal amount of the 13% Notes from the holders thereof on a pro rata basis, and (iii) pay $7.7 million in redemption premium on such Notes.

                          AMERICAN PAD & PAPER COMPANY

13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
    Prior to the completion of the initial public offering, the Company's shareholders approved an 8.1192-for-one stock split for all of the then outstanding common stock shares and common stock options. Concurrently with the stock split, all of the outstanding preferred stock and preferred stock options were converted into shares of common stock and common stock options, respectively, using a conversion price determined by dividing the preferred stock liquidation value of $1,948.50 per share by the initial public offering price per share of $15. All common stock share amounts have been restated to reflect the stock split; however, the common stock share amounts have not been restated to reflect the conversion of preferred stock and preferred stock options.

    The preferred stock has no dividend rights and, except as required by law, is non-voting. There was no preferred stock outstanding during 1999, 1998 and 1997.

STOCK OPTIONS

    1992 STOCK PLAN. On July 31, 1992, the Board of Directors of the Company adopted the AMPAD HOLDING CORPORATION 1992 KEY EMPLOYEES STOCK OPTION PLAN ("1992 Stock Plan"), which authorized grants of stock options and the sale of common stock to current or future employees, directors, consultants or advisers of the Company or its subsidiaries. During 1992, 1994 and 1995, the Company granted options to purchase 2,839,000 shares of common stock to three of its officers, who were also stockholders, at weighted average purchase prices ranging from $.007 to $1.65 per share. Currently, all options granted pursuant to the 1992 Stock Plan are exercisable and originally expired 15 months after the termination of the option holder's employment with the Company or any of its subsidiaries. The expiration period for certain options granted under this plan were extended in 1998 upon termination of employment of the option holders. The extension of the option terms did not result in compensation expense in excess of that previously recorded upon granting of options. On June 22, 1996, the Board of Directors terminated the 1992 Stock Plan.

    1996 STOCK PLAN. On June 22, 1996, the Company adopted the 1996 KEY EMPLOYEES STOCK INCENTIVE PLAN ("1996 Stock Plan"). The 1996 Stock Plan provides for the granting to employees and other key individuals who perform services for the Company the following types of incentive awards: options to purchase common stock, stock appreciation rights with respect to the common stock, restricted shares of common stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1996 Stock Plan. The 1996 Stock Plan affords the Company flexibility in tailoring incentive compensation to support corporate and business objectives, and to anticipate and respond to changing business environments and competitive compensation practices.

    An aggregate of 1,500,000 shares of common stock of the Company has been reserved for issuance under the 1996 Stock Plan. Except for any other adjustments made by the Board of Directors relating to a stock split or certain other changes in the number of shares of common stock, or to reflect extraordinary corporate transactions, further increases in the number of shares authorized for issuance under the 1996 Stock Plan must be approved by the stockholders of the Company. Stock options granted during 1996 under the Stock Plan have a maximum term of ten years and vest equally over three years. During 1996, the Company granted options to purchase 742,000 shares of common stock at a weighted average purchase price of $15.00 per share. During 1998, the Company granted options to purchase 1,221,000 shares of common stock at a weighted averaged purchase price of $3.32 per share. Effective October 1, 1998, all options outstanding under the 1996 Stock Plan were repriced at $4.50 per share. As part of the repricing, options outstanding were reduced using a conversion ratio of .8 repriced option share for each former

                          AMERICAN PAD & PAPER COMPANY

13. STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED) option shares and the vesting period was restarted. In 1999, the Company granted option to purchase 60,000 shares of common stock at a price of $4.50 per share.

    NON-EMPLOYEE DIRECTOR PLAN. On June 22, 1996, the Company adopted the NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN ("Non-Employee Director Plan"). Pursuant to the Non-Employee Director Plan, each non-employee director will receive a one-time option grant to purchase 25,000 shares of common stock upon election or appointment to the Board. In addition, each director will receive an annual grant of options to purchase 2,000 shares of common stock beginning on the latter of the date of such director's fourth anniversary of being elected to the Board, or four years from the initial public offering date. The initial one-time grants will vest over three years with 50% vesting in the first year and 25% in the subsequent two years. The annual grants will vest in three equal installments. The exercise price for all options granted under the Non-Employee Director Plan will be at fair market value as of the date of grant. Options granted under the Non-Employee Director Plan terminate ten years after the date such options become exercisable. An aggregate of 350,000 shares of common stock has been reserved for issuance under the Non-Employee Director Plan. During 1996, the Company granted options to purchase 125,000 shares of common stock to the Company's non-employee directors at a weighted average purchase price of $17.38 per share. In 1998, the Company granted options to purchase 25,000 shares of common stock to a new director at $4.75 per share. In 1999, the Company granted options to purchase 25,000 shares of common stock to a director at $1.50 per share.

    MANAGEMENT STOCK PLAN. On June 22, 1996, the Company adopted the MANAGEMENT STOCK PURCHASE PLAN ("Management Stock Plan"). The Management Stock Plan is designed to provide equity incentives to selected members of the Company's management, including employee Directors and executive officers. The Compensation Committee of the Board of Directors, upon the recommendation of the Company's Chief Executive Officer, will select eligible participants. Under the Management Stock Plan, eligible participants will be able to elect to purchase shares of common stock in lieu of up to 25% of their annual incentive bonuses. The common stock will be sold under the Management Stock Plan at a 25% discount from the fair market value on the date of purchase. An aggregate of 250,000 shares of common stock has been reserved under the plan and 36,000 shares were sold in 1997.

    KEY EMPLOYEES STOCK INCENTIVE PLAN. On April 27, 1999, the Company adopted the 1999 KEY EMPLOYEES STOCK INCENTIVE PLAN ("Key Employee Plan"). The Key Employee Plan is designed to enable the Company to attract, retain and motivate its employees by providing for or increasing the proprietary interests of such employees in the Company. A committee of the Board of Directors of the Company, in its sole and absolute discretion, will select eligible participants. Awards under the plan may include, without limitation, sales or bonuses of stock, restricted stock, restricted stock unit, stock options, reload stock options, stock purchase warrants, other rights to acquire stocks, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an Award may consist of one or more such security or benefit. 1,500,000 shares, subject to adjustments, have been reserved under the plan, and no one employee shall be granted more than 100,000 shares in any one calendar year. Stock options granted during 1999 under the Key Employee Plan have a maximum term of ten years and vest equally over three years. In 1999, the Company granted options to purchase 1,204,250 shares to various employees at a weighted average purchase price of $1.595 per share.

    OTHER OPTIONS.   During 1998, the Company granted options to purchase
800,000 shares of common stock at $2.00 in connection with the recruiting of executive officers. These options were approved by the

                          AMERICAN PAD & PAPER COMPANY

13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
Board of Directors and issued without stockholder approval pursuant to rules of the New York Stock Exchange. These options were not issued under any of the previously mentioned plans.

    For the three years ended December 31, 1999, stock option activity is as follows:

                                                                         WEIGHTED
                                                     SHARES SUBJECT      AVERAGE
                                                       TO OPTION      EXERCISE PRICE
                                                     --------------   --------------
                                                          (SHARES IN THOUSANDS)
Balance, December 31, 1996.........................      3,094            $ 4.413
Stock options forfeited............................        (80)           $15.000
                                                         -----
Balance December 31, 1997..........................      3,014            $ 4.130
Stock options granted..............................      2,046            $ 2.826
Stock options exercised............................       (288)           $ 0.038
Stock options cancelled due to reprice.............       (517)           $10.497
Stock options granted due to reprice...............        413            $ 4.500
Stock options forfeited............................       (451)           $14.582
                                                         -----
Balance December 31, 1998..........................      4,217            $ 1.919
Stock options granted..............................      1,289            $ 1.728
Stock options exercised............................       (804)           $ 0.062
Stock options forfeited............................       (330)           $ 5.991
                                                         -----            -------
Balance, December 31, 1999.........................      4,372            $ 1.854
                                                         =====            =======

    In 1999 all options were granted at fair market value on the date of the grant.

    As of December 31, 1999, the following information is presented for stock options outstanding.

                                                       WEIGHTED
                                                        AVERAGE         WEIGHTED                    WEIGHTED
                                         NUMBER        REMAINING        AVERAGE         NUMBER      AVERAGE
                                       OUTSTANDING    CONTRACTUAL    SHARES SUBJECT   EXERCISABLE   EXERCISE
      RANGE OF EXERCISE PRICES         AT 12/31/99   LIFE IN YEARS     TO OPTION      AT 12/31/99    PRICE
------------------------------------   -----------   -------------   --------------   -----------   --------
        $ 0.028                           1,007           0.7           $ 0.028          1,007      $ 0.028
        $ 0.131             $ 1.750         603           8.6           $ 1.442            340      $ 1.681
        $ 1.760             $ 1.874         948           9.7           $ 1.870             --      $    --
        $ 1.875             $ 2.440       1,299           8.6           $ 2.023            678      $ 2.031
        $ 3.125             $ 4.500         380           7.4           $ 4.500            373      $ 4.483
        $ 4.750             $ 6.938          85           8.9           $ 4.574             19      $ 4.750
        $15.000             $21.375          50           6.7           $18.188             50      $18.188
                                          -----                                         ------
                                          4,372                                          2,467
                                          -----                                         ------

    The average life is the average remaining contractual life of the outstanding options in years. The average fair value at the date of the grant of common stock options granted in 1999 was $1.728 per share. The average fair value at the date of the grant of common stock options granted in 1998 was $1.460 per share. There were no options granted in 1997.

                          AMERICAN PAD & PAPER COMPANY

13.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)
    In 1996, the Company adopted the disclosure-only option under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123").

    On a pro forma basis, if the Company had recorded compensation expense in 1999, 1998 and 1997 for the stock options granted in accordance with the accounting provisions of SFAS No. 123, the pro forma net loss before extraordinary item would have been $83.5 million, $80.6 million and $5.8 million, respectively; the basic pro forma net loss per share before extraordinary item would have been $2.99, $2.91 and $0.21, respectively; and the diluted pro forma net loss per share before extraordinary item for 1999, 1998 and 1997 would have been $2.99, $2.91 and $0.21. There was no dilution in 1999, 1998 and 1997 due to the loss.

    The significant assumptions used to estimate the fair value of the stock options granted in 1999 include risk free rates of return ranging from 4.91% to 6.32%, an expected option life of 5 years, an expected volatility of 76% and no expected dividend payments.

    The significant assumptions used to estimate the fair value of the stock options granted in 1998 include risk free rates of return ranging from 4.44% to 5.80%, an expected option life of 5 years, an expected volatility of 22.7% and no expected dividend payments.

14.  INCOME TAXES

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Current
  Federal..........................................  $    --    $     --     $ --
  State............................................      834         300       --
                                                     -------    --------     ----
                                                         834         300       --
Deferred provision (benefit).......................   22,436     (11,674)     642
                                                     -------    --------     ----
Provision (benefit) for income taxes...............  $23,270    $(11,374)    $642
                                                     =======    ========     ====

    Reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1999          1998          1997
                                                      --------      --------      --------
Federal income tax rate.........................       -(35.0)%      -(35.0)%      -(35.0)%
Valuation allowance.............................         74.0 %         7.0 %         0.0 %
Goodwill and intangible amortization............          2.2 %        17.6 %        45.2 %
State taxes, net................................        -(2.0)%       -(2.4)%         2.1 %
Other, net......................................          0.7 %         0.2 %         4.4 %
                                                       ------        ------        ------
Effective tax rate..............................         39.9 %      -(12.6)%        16.7 %
                                                       ======        ======        ======

                          AMERICAN PAD & PAPER COMPANY

14.  INCOME TAXES (CONTINUED)
    Temporary tax differences by balance sheet line item are as follows:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Accrued expenses.............................  $     92   $  5,331   $  4,896
  Accounts receivable and allowances...........       505      1,219          6
  Inventory valuation..........................    (2,897)    (6,510)    (6,687)
  Net operating losses and tax credits.........        --         --     13,777
                                                 --------   --------   --------
  Current deferred tax asset/(liability),
    net........................................  $ (2,300)  $     40   $ 11,992
                                                 ========   ========   ========

Noncurrent deferred tax assets (liabilities):
  Trade names and intangibles..................  $(15,187)  $(15,614)  $(16,347)
  Net operating losses and tax credits.........    49,509     26,728         --
  Property and equipment, net..................   (29,206)   (29,153)   (30,780)
  Accrued expenses.............................     7,326      7,400      7,650
                                                 --------   --------   --------
  Noncurrent deferred tax asset/(liability)....    12,442    (10,639)   (39,477)
  Valuation allowance..........................   (49,509)    (6,333)        --
                                                 --------   --------   --------
  Noncurrent deferred tax liability, net.......  $(37,067)  $(16,972)  $(39,477)
                                                 ========   ========   ========

    A deferred tax asset valuation allowance of $43.3 million was recorded in 1999 and a deferred tax asset valuation allowance of $6.3 million was recorded in 1998. This valuation allowance reduced the deferred tax asset to an amount which the Company believes, based on the Company's estimates of its future taxable earnings, is realizable. Therefore, the effect on the income tax provision related to the valuation allowance was an expense of $43.3 million for the year ended December 31, 1999, and $6.3 million for the year ended
December 31, 1998. In future periods, the Company's provision for income taxes may be impacted by adjustments to the valuation allowance.

    At December 31, 1999, the Company had net operating loses available to reduce future taxable income of approximately $124.5 million which will expire in the years 2007 through 2019. In the event certain changes in ownership occur as defined by Internal Revenue Code Section 382 there would be an annual limitation on the amount of net operating loss carryforwards that could be utilized. In addition, the Company has approximately $1.4 million of alternative minimum tax credit carried forward. The acquisition of WR (Note 1) resulted in a change of control of WR. Consequently, the utilization of these credits in future periods may be subject to limitation.

                          AMERICAN PAD & PAPER COMPANY

15.  COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    The Company is obligated under noncancelable operating leases for office space and machinery and equipment, which expire at various times through 2016. Annual minimum lease commitments under these leases amount to the following:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2000........................................................     $ 6,502
2001........................................................       5,005
2002........................................................       4,634
2003........................................................       3,634
2004........................................................       3,436
Thereafter..................................................      29,264
                                                                 -------
Total.......................................................     $52,475
                                                                 =======

    Total rent expense was approximately $7.5 million, $7.9 million, $6.6 million for 1999, 1998 and 1997, respectively.

    LITIGATION

    Between March 10, 1998 and April 11, 1998, three complaints were filed in the United States District Court for the Northern District of Texas naming as defendants the Company, certain of its officers and directors and certain of the underwriters and other related entities involved in the Company's initial public offering. The plaintiffs in the first two complaints purport to represent a class of stockholders who acquired shares of the Company's common stock between July 2, 1996 and December 17, 1997. The complaints seek unspecified damages and other relief under the federal securities laws based on allegations that the Company made omissions and misleading disclosures in public reports and press releases and to securities analysts during 1996 and 1997 concerning the Company's financial condition, its future business prospects and the impact of various acquisitions. These two lawsuits were consolidated on July 2, 1998. The third complaint was dismissed without prejudice by the plaintiffs on September 29, 1998. Motions to dismiss have been filed in the consolidated cases and all briefing is complete. Pending a ruling on the motions to dismiss, all proceedings in the consolidated action have been stayed. To the extent that the motions to dismiss are denied in whole or in part, the Company believes that it has meritorious defenses to plaintiff's claims and, subject to actions relating to the lawsuit under the company's bankruptcy proceedings, intends to vigorously defend the action.

    ENVIRONMENTAL MATTERS

    The operations of the Company are subject to federal, state and local laws and regulations relating to the environment. Such laws and regulations impose limitations on the discharge of pollutants and establish standards for management of waste. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company has made and will continue to make capital and other expenditures to comply with such requirements.

    The Company has been named a potentially responsible party ("PRP") under CERCLA at five waste disposal sites. The Company settled its liability at four of these sites as a de minimis party. At the Spectron

                          AMERICAN PAD & PAPER COMPANY

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) site in Elkton, Maryland, the Company paid approximately $1,300 in 1989 as a de minimis settlement for an initial removal action at the site. In 1995, the Company received a notice of a remedial action at the site, and based upon its allocation in 1989, expects to be eligible for a de minimis or de micromis settlement. The Company is aware that Niagara has been named a PRP at the Envirotek II site in Tonawanda, New York with respect to which Niagara expects to be eligible for a de minimis settlement.

    GENERAL

    The potential effect of the Company's chapter 11 bankruptcy proceedings will be considered by the Company with regard to any decisions or actions relating to the foregoing Legal Proceedings. The resolution in any reporting period of one or more of the foregoing matters in a manner adverse to the Company could have a material adverse effect on the Company's financial condition or results of operations. The Company is also a party to various other litigation matters incidental to the conduct of its business. Although the outcome of these matters cannot be predicted with certainty, management does not expect the outcome of any of the matters in which it is currently involved to have a material adverse effect on the Company's financial position.

16.  RELATED PARTY TRANSACTIONS

    For the years ended December 31, 1999, 1998 and 1997, the Company expensed $1.7 million, $2.2 million and $2.4 million, respectively, for management and directors' fees and out of pocket expenses payable to the principal stockholder. Unpaid fees of $2.7 million and $.9 million are included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 1999 and 1998, respectively. The Company's revolving credit facility, as amended through September 30, 1998, prohibits the future payment of management fees pursuant to the Company's Advisory Agreement with its principal stockholder. The principal stockholder has agreed to waive any default arising from such non-payment of fees through December 31, 1999, or until such earlier time as the Company is allowed to pay such fees by its banking group. In September 1998, the Company renegotiated its Advisory Agreement to reduce the fee from $2.0 million to $1.5 million annually.

    The Company had an outstanding note receivable of approximately $289,000, and $273,000 at December 31, 1999 and 1998, respectively, from its former President and Chief Operating Officer. In 1998, the note was extended to July 2000, and bears interest at 6.00%.

    On March 31, 1998, the Company's loaned its former Chief Financial Officer, who is also a director, $1.0 million related to the exercise of stock options. The loan is due in March 2001 and bears interest at a rate of 5.89%. The Company had an outstanding note receivable of approximately $1.1 million and $1.0 million at December 31, 1999 and 1998, respectively. The loan is secured by shares of common stock.

    Mr. Herbert M. Kohn, a former Director of the Company, is also a partner in the law firm of Bryan Cave LLP. The firm provided legal services to the Company valued at approximately $173,400, $424,400 and $444,000 in 1999, 1998 and 1997,
respectively.

    The notes are reflected as adjustments to stockholders' deficit at December 31, 1999 and 1998.

17.  OTHER INFORMATION

    Substantially all of the Company's operations are conducted within the United States.

                          AMERICAN PAD & PAPER COMPANY

17.  OTHER INFORMATION (CONTINUED)
    One customer accounted for 21%, 15% and 12% of the Company's net sales in 1999, 1998 and 1997, respectively.

18.  SUBSEQUENT EVENTS

    On March 8, 2000, the Company announced that it has signed a letter of intent with Taylor Corporation for the purchase of the Company's Creative Card division located in Chicago. The Company expects the sale to be finalized in the second quarter of 2000. Such sale subject to the approval of the bankruptcy court, is not expected to result in a gain.

    On March 21, 2000, the Company was notified by one of its major customers of the Ampad division that it intends to move its business to other suppliers. In 1999, that customer accounted for approximately $42 million or 6.4% of the Company's sales.

19.  SUMMARIZED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

    The 13% Senior Subordinated Notes are guaranteed by all wholly owned subsidiaries of American Pad & Paper Company of Delaware, Inc. except for Notepad. The subsidiary guaranties are full, unconditional and joint and several. The Company is not a guarantor of the Senior Subordinated Notes. Separate financial statements of the guarantor subsidiary are not presented because management has determined that they would not be material to investors. However, summarized financial information as of December 31, 1999 and 1998 and for the years then ended is presented. The summarized financial information is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                                             ----------------------------------------------------------
                                             AP&P DELAWARE
                                              & GUARANTOR    NONGUARANTOR
                                             SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                             -------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS)
Current assets.............................    $109,871         $42,094       $     --       $151,965
Non-current assets.........................     362,133             110        (41,980)       320,263
                                               --------         -------       --------       --------
Total assets...............................    $472,004         $42,204       $(41,980)      $472,228
                                               ========         =======       ========       ========
Current liabilities........................    $494,919         $   224       $     --       $495,143
Non-current liabilities....................      37,864              --             --         37,864
Equity (deficit)...........................     (60,779)         41,980        (41,980)       (60,779)
                                               --------         -------       --------       --------
Total liabilities and equity (deficit).....    $472,004         $42,204       $(41,980)      $472,228
                                               ========         =======       ========       ========
Net sales..................................    $572,616         $    --       $     --       $572,616
Gross profit...............................      41,531              --             --         41,531
Income(loss) from continuing operations....     (16,348)          4,350         (2,610)       (14,608)
Net income(loss)...........................    $(81,464)        $ 2,610       $ (2,610)      $(81,464)

                          AMERICAN PAD & PAPER COMPANY

19.  SUMMARIZED FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------------------------------------
                                             AP&P DELAWARE
                                              & GUARANTOR    NONGUARANTOR
                                             SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                             -------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS)
Current assets.............................    $137,813         $39,327       $     --       $177,140
Non-current assets.........................     378,480             230        (39,370)       339,340
                                               --------         -------       --------       --------
Total assets...............................    $516,293         $39,557       $(39,370)      $516,480
                                               ========         =======       ========       ========
Current liabilities........................    $103,645         $   187       $     --       $103,832
Non-current liabilities....................     391,935              --             --        391,935
Equity (deficit)...........................      20,713          39,370        (39,370)        20,713
                                               --------         -------       --------       --------
Total liabilities and equity (deficit).....    $516,293         $39,557       $(39,370)      $516,480
                                               ========         =======       ========       ========
Net sales..................................    $662,031         $    --       $     --       $662,031
Gross profit...............................      64,575              --             --         64,575
Income(loss) from continuing operations....     (47,172)          1,774         (1,064)       (46,462)
Net income(loss)...........................    $(78,647)        $ 1,064       $ (1,064)      $(78,647)

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                 1999--QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
                                                                    (IN THOUSANDS)
Net sales........................................  $137,631   $134,051     $144,717      $156,217
Gross profit.....................................    12,860      8,576       12,733         7,362
Net loss.........................................   (12,767)   (14,183)      (9,201)      (45,313)
Basic/diluted loss per share
  Loss before cumulative effect of change in
    accounting principle.........................  $  (0.43)  $  (0.51)    $  (0.33)     $  (1.59)
  Cumulative effect of a change in accounting
    principle....................................     (0.03)      0.00         0.00         (0.00)
                                                   --------   --------     --------      --------
  Net loss.......................................  $  (0.46)  $  (0.51)    $  (0.33)     $  (1.59)
                                                                 1998--QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
                                                                    (IN THOUSANDS)
Net sales........................................  $161,595   $146,724     $174,160      $179,552
Gross profit.....................................    19,422      3,397       17,698        24,058
Net loss.........................................    (2,085)   (55,937)     (13,394)       (7,231)
Basic/diluted EPS--net loss per share............  $  (0.08)  $  (2.02)    $  (0.48)     $  (0.26)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant have duly caused this reportto signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2000.

AMERICAN PAD & PAPER COMPANY
as Registrant

/s/ JAMES W. SWENT III                             /s/ DAVID N. PILOTTE
-------------------------------------------        -------------------------------------------
James W. Swent III                                 David N. Pilotte
CO-CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND        VICE PRESIDENT, CORPORATE CONTROLLER
DIRECTOR AND CHIEF FINANCIAL OFFICER               (PRINCIPAL ACCOUNTING OFFICER)
(PRINCIPAL EXECUTIVE OFFICER AND
PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of March 30, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ ROBERT C. GAY                                  /s/ JOHN H. RODGERS
-------------------------------------------        -------------------------------------------
Robert C. Gay                                      John H. Rodgers
CO-CHAIRMAN AND DIRECTOR                           DIRECTOR

/s/ SCOTT R. WATTERSON                             /s/ GREGORY M. BENSON
-------------------------------------------        -------------------------------------------
Scott R. Watterson                                 Gregory M. Benson
DIRECTOR                                           DIRECTOR

/s/ PAUL B. EDGERLEY                               /s/ JEFFREY K. HEWSON
-------------------------------------------        -------------------------------------------
Paul B. Edgerley                                   Jeffrey K. Hewson
DIRECTOR                                           DIRECTOR

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

       4.23             Debtor-In-Possession Financing, dated as of January 18,
                          2000, among American Pad & Paper Company of
                          Delaware, Inc., et al and various Lending Institutions, Bankers Trust, as Agent, First Union National Bank, as
                          Syndication Agent, and Deutsche Bank Securities Inc., as
                          Arranger.(13).

       4.24             First Amendment to the Debtor-In-Possession Financing, dated as of January 28, 2000, among American Pad & Paper Company of Delaware, Inc., et al and various Lending Institutions,
                          Bankers Trust, as Agent, First Union National Bank, as
                          Syndication Agent, and Deutsche Bank Securities Inc., as
                          Arranger.(13).

       4.25             Second Amendment to the Debtor-In-Possession Financing,
                          dated as of February 9, 2000, among American Pad & Paper
                          Company of Delaware, Inc., et al and various Lending
                          Institutions, Bankers Trust, as Agent, First Union
                          National Bank, as Syndication Agent, and Deutsche Bank
                          Securities Inc., as Arranger.(13).

      10.1              Agreement and Plan of Merger, dated as of October 3, 1995, among the Company, WHR Acquisition, Inc. and WR
                          Acquisition, Inc.(1)

      10.2              Amendment No. 1 to WHR Merger Agreement, dated as of
                          October 31, 1995, among the Company, WHR
                          Acquisition, Inc. and WR Acquisition, Inc.(1)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
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

      10.32             Severance Agreement with Russell Gard(10)

      10.33             Employment Agreement between the Company and James W. Swent
                          III(12)(A)

      10.34             Release Agreement with Timothy Needham(12)

      10.35             Severance Agreement with Timothy Needham(12)

      10.36             1999 Key Employees Stock Incentive Plan(13)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
      21.1              Subsidiaries of the Company.

      23.1              Consent of PricewaterhouseCoopers LLP.

      27.1              Financial Data Schedule.

The exhibits listed above are filed with the Securities and Exchange Commission in this Form 10-K or are incorporated by reference as follows:
(1) Same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper of Delaware, Inc. (File No. 333-3006); (2) Same-numbered exhibit to the Registration Statement on Form S-1 of American Pad & Paper Company (File
No. 333-4000); (3) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1996; (4) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1996;
(5) Exhibits to the Annual Report on Form 10-K of the registrants for the year ended December 31, 1996; (6) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended March 31, 1997; (7) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1997 and (8) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1997.(9) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended March 31, 1998,
(10) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended June 30, 1998, (11) Exhibits to the Quarterly Report on Form 10-Q of the registrants for the quarter ended September 30, 1998, (12) Exhibits to the Annual Report on Form 10-K of the registrant for the year ended
December 31, 1998, (13) Exhibits to the Annual Report on Form 10-K of the registrant for the year ended December 31, 1999.

(A) These agreements constitute management compensation contracts for the individuals named.

HELPFUL INVESTOR INFORMATION

INVESTOR INQUIRIES AND CORRESPONDENCE
Investors with questions about AP&P should contact:

    Mark Lipscomb, Vice President
    Investor and Corporate Communications
    American Pad & Paper Company
    17304 Preston Road, Suite 700
    Dallas, TX 75252
    Telephone: (972) 733-5415
    Fax: (972) 733-6298
    Email: mark.lipscomb@americanpad.com

COMPANY WEB SITE
American Pad & Paper makes information available on the World Wide Web, our internet address is:
www.americanpad.com

COMPANY FINANCIAL INFORMATION
Several publications including the annual report and forms
10-K and 10-Q filed with the Securities and Exchange
Commission are available without charge by contacting:

    American Pad & Paper Company
    17304 Preston Road, Suite 700
    Dallas, TX 75252
    Telephone: (972) 733-5471

ADMINISTRATIVE INQUIRIES
The transfer agent for American Pad & Paper Company is
Boston EquiServe. Administrative inquiries relating to stock-
Holder records, stock transfer or change of ownership or Address should be directed to:

    Boston Bank c/o EquiServe
    PO Box 8040
    Boston, MA 02266-8040
    Telephone: (781) 575-3120
    Web site: www.equiserve.com

ANNUAL MEETING
Stockholders will be invited to attend the 2000 American Pad
& Paper Annual Meeting once the date is set. Formal notice of the meeting will be included with the proxy statement.

COMMON STOCK INFORMATION
The Company's common stock trades on the OTC Bulletin
Board (OTCBB) under the symbol: AMPP
At December 31, 1999, there were about 28.5 million shares outstanding and approximately 6,000 total stockholders.

INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP
Dallas, Texas

All other brand names are trademarks or registered trademarks of their respective holders.