Form 10-Q
period 2000-03-31
AMERICAN PAD & PAPER CO
filed 2000-05-15
CIK 5588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 1-11803

                             ---------------------

                          AMERICAN PAD & PAPER COMPANY

                 (Debtor-In-Possession as of January 14, 2000)
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                04-3164298
      (State of other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification No.)

 17304 PRESTON ROAD, SUITE 700, DALLAS, TX                75252-5613
  (Address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code: (972) 733-6200

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

    Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 28, 2000, there were 28,527,983 outstanding shares of American Pad & Paper Company common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AMERICAN PAD & PAPER COMPANY

                     QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I                 FINANCIAL INFORMATION

  Item 1               Financial Statements (unaudited)

                       Consolidated Balance Sheets as of March 31, 2000 and
                         December 31, 1999.........................................      3

                       Consolidated Statements of Operations for the three months
                         ended March 31, 2000 and 1999.............................      4

                       Consolidated Statements of Cash Flows for the three months
                         ended March 31, 2000 and 1999.............................      5

                       Notes to Consolidated Financial Statements..................      6

  Item 2               Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................     12

  Item 3               Quantitative and Qualitative Disclosures About Market
                         Risk......................................................     16

PART II                OTHER INFORMATION

  Item 1               Legal Proceedings...........................................     17

  Item 2               Changes in Securities and Use of Proceeds...................     17

  Item 3               Defaults Upon Senior Securities.............................     17

  Item 4               Submission of Matters to a Vote of Security Holders.........     17

  Item 5               Other Information...........................................     17

  Item 6               Exhibits and Reports on Form 8-K............................     17

  Signature Page...................................................................     18

                          AMERICAN PAD & PAPER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
ASSETS
Current assets:
  Cash......................................................  $   5,806    $  19,976
  Accounts receivable.......................................     73,403       35,385
  Inventories...............................................     99,952       93,083
  Prepaid expenses and other current assets.................      3,361        3,521
                                                              ---------    ---------
    Total current assets....................................    182,522      151,965
  Property, plant and equipment.............................    142,109      145,982
  Goodwill and intangible assets............................    172,577      173,210
  Other.....................................................        387        1,071
                                                              ---------    ---------
    Total assets............................................  $ 497,595    $ 472,228
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities:
  Current portion of long-term debt.........................  $ 261,536    $ 391,567
  DIP financing facility....................................     44,000           --
  Accounts payable..........................................      7,157       39,892
  Accrued expenses..........................................     33,712       60,020
  Deferred income taxes.....................................      2,300        2,300
  Income taxes payable......................................        388          300
  Restructuring reserve.....................................        836        1,064
                                                              ---------    ---------
    Total current liabilities...............................    349,929      495,143
Long-term liabilities:
  Deferred income taxes.....................................     37,067       37,067
  Other.....................................................         --          797
                                                              ---------    ---------
    Total long-term liabilities.............................     37,067       37,864
LIABILITIES SUBJECT TO COMPROMISE (NOTE 2)..................    199,701           --
                                                              ---------    ---------
    Total liabilities.......................................    586,697      533,007
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, 150,000 shares authorized, no shares
    issued and outstanding..................................         --           --
  Common Stock, voting $.01 par value, 75,000,000 shares
    authorized, 28,527,983 shares issued and outstanding at
    March 31, 2000 and December 31, 1999....................        285          285
  Additional paid-in-capital................................    301,329      301,329
  Stockholder notes.........................................     (1,415)      (1,395)
  Accumulated deficit.......................................   (389,301)    (360,998)
                                                              ---------    ---------
    Total stockholders' deficit.............................    (89,102)     (60,779)
                                                              ---------    ---------
    Total liabilities and stockholders' deficit.............  $ 497,595    $ 472,228
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DEBTOR-IN-POSSESSION)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $135,691   $137,631
Cost of sales...............................................   131,549    124,771
                                                              --------   --------
    Gross profit............................................     4,142     12,860
                                                              --------   --------
Operating expenses:
  Selling and marketing.....................................     5,053      4,880
  General and administrative................................     9,384      7,130
  Losses on sales of accounts receivable....................       429        740
  Amortization of goodwill and intangible assets............     1,247      1,286
  Management fees and services..............................       375        375
                                                              --------   --------
                                                                16,488     14,411
Bankruptcy items (Note 3)...................................     4,400         --
                                                              --------   --------
Income (loss) from operations...............................   (16,746)    (1,551)
Other income (expense):
  Interest (contractual amount $14.6 million in 2000).......   (11,012)   (10,796)
  Other income (expense), net...............................      (425)       306
                                                              --------   --------
Loss before income taxes....................................   (28,183)   (12,041)
Provision for income taxes..................................       120         --
                                                              --------   --------
Loss before cumulative effect of a change in accounting
  principle.................................................   (28,303)   (12,041)
Cumulative effect of a change in accounting principle.......        --       (726)
                                                              --------   --------
Net loss....................................................  $(28,303)  $(12,767)
                                                              ========   ========
Basic and diluted loss per share:
  Loss before cumulative effect of a change in accounting
    principle...............................................  $  (0.99)  $  (0.43)
  Cumulative effect of a change in accounting principle.....        --      (0.03)
                                                              --------   --------
  Net loss..................................................  $  (0.99)  $  (0.46)
                                                              ========   ========
Weighted average shares outstanding:
  Basic and diluted.........................................    28,528     27,724

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DEBTOR-IN-POSSESSION)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(28,303)  $(12,767)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Deferred income taxes...................................        --       (271)
    Depreciation............................................     3,796      3,627
    Amortization of goodwill and intangible assets..........     1,252      1,286
    Cumulative effect of change in accounting principle.....        --        726
    Restructuring charges (credits).........................      (228)        --
    Amortization of debt issuance costs.....................     1,406        693
    (Gain) loss on sale of assets...........................       353        (67)
    Bankruptcy items........................................     4,400         --
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Accounts receivable...................................    11,982     28,009
      Inventories...........................................    (6,869)    (7,877)
      Prepaid expenses and other............................       159       (486)
      Income tax payable....................................        88         --
      Accounts payable......................................     4,199    (11,213)
      Accrued expenses......................................      (779)    (2,195)
      Other assets and liabilities..........................       681        (96)
                                                              --------   --------
        Net cash provided by (used in) operating
        activities..........................................    (7,863)      (631)
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (529)    (2,149)
  Proceeds from sale of assets..............................       253         40
                                                              --------   --------
        Net cash provided by (used in) investing
        activities..........................................      (276)    (2,109)
                                                              --------   --------
Cash flows from financing activities:
  Net borrowings on credit agreement........................    47,732      9,000
  Repayment of long-term debt...............................    (3,257)      (285)
  Proceeds from long-term debt..............................     1,539         --
  Debt issuance costs.......................................        --        (57)
  Repayment of A/R facility.................................   (50,000)    (6,000)
  Shareholder notes.........................................       (20)       (19)
  Debt issuance costs, DIP--bankruptcy......................    (2,025)        --
                                                              --------   --------
        Net cash provided by (used in) financing
        activities..........................................    (6,031)     2,639
                                                              --------   --------
Net decrease in cash........................................   (14,170)      (101)
                                                              --------   --------
Cash, beginning of period...................................    19,976      1,371
                                                              --------   --------
Cash, end of period.........................................  $  5,806   $  1,270
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMERICAN PAD & PAPER COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

1.  ORGANIZATION AND BASIS OF PRESENTATION

    ORGANIZATION AND BASIS OF PRESENTATION

    American Pad & Paper Company (the "Company") is a holding company, which conducts its operations through American Pad & Paper Company of Delaware, Inc. ("AP&P Delaware") and its wholly owned subsidiaries.

    The financial statements of the Company include the historical accounts and operations of the Company and AP&P Delaware. Included in the historical accounts and operations of AP&P Delaware are the accounts and operations of Ampad, the envelope operations of Williamhouse and Niagara and the continuous form operations of Shade/Allied since their respective dates of acquisition. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation ("Notepad"), a special purpose corporation used until January 10, 2000, in an accounts receivable financing facility. All significant intercompany balances have been eliminated.

    BUSINESS

    The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through three complementary divisions: Ampad (writing pads, file folders, retail envelopes and other paper-based office products), Williamhouse (business envelopes and forms) and Creative Card (seasonal greeting cards). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants and independent dealers.

    As previously reported in the Company's 10-K for the year ended December 31, 1999, the Company has engaged Lazard Freres & Co. LLC ("Lazard Freres") to investigate the possible sale of its Williamhouse division, as well as other business assets of the Company, in order to reduce debt. On May 9, 2000, the Company sold its Creative Card division to Taylor Corporation. Efforts by Lazard Freres to sell the Williamhouse division and other business assets are continuing.

    INTERIM FINANCIAL INFORMATION

    The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements, included in its 10-K, for the year ended December 31, 1999.

    The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's interim financial information. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 2000

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

    The Company's wholly owned subsidiary, AP&P Delaware, is the issuer of 13% Senior Subordinated Notes ("Notes"). Terms of the Notes require, among other matters, that AP&P Delaware provide annual audited and quarterly unaudited financial statements to the holders of the Notes. There are no material differences between the financial statements of the Company and those of AP&P Delaware. AP&P Delaware's stockholder's equity at March 31, 2000, consisted of one hundred shares of $0.01 par value common stock, paid-in capital of $202.4 million and an accumulated deficit of $291.5 million which, in total, was equal to the stockholders' deficit of the Company.

    PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005, filed an involuntary Chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The Bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) (the "Chapter 11 Cases") are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases.

    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE (SOP 90-7). The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and negative cash flows from operations and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to submit a plan of reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependant upon, among other things, (i) the Company's ability to comply with debtor-in-possession (DIP) financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

    Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations of the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to submit a plan of reorganization for 120 days. On May 11, 2000,

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 2000

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED) the Bankruptcy Court approved the Company's motion to extend the exclusivity period from May 13, 2000 to July 31, 2000. If the Debtors fail to file a plan of reorganization during such period or if the plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

    A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. Specifically, the financial statements do not present the amounts that will be paid to settle liabilities and contingencies that may be allowed in a Chapter 11 reorganization. Also, the consolidated financial statements do not reflect (i) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles following the confirmation of a plan of reorganization or (ii) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations.

    BORROWINGS

    On January 18, 2000, the Company entered into $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus 2.5% (11.5% at March 31, 2000). The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions. The Bankruptcy Court approved the DIP financing facility on an interim basis on January 18, 2000, and granted final approval on February 9, 2000.

    EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net earnings (losses) by the weighted-average number of common shares outstanding during the reported period. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period plus incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. As of March 31, 2000, all outstanding stock options (4.3 million shares) are anti-dilutive.

2.  LIABILITIES SUBJECT TO COMPROMISE

    "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. The liabilities consist primarily of amounts outstanding under long-term debt, but excluding all long-term debt deemed to be secured debt, and also include accounts payable, accrued interest and other accrued expenses. The amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, potential disputed claims, future rejection of executory contracts or unexpired leases and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 2000

2.  LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)
    The Company received approval from the Bankruptcy Court to pay certain pre-petition employee wages, salaries, other compensation, employee benefits, reimbursable employee expenses and to pay pre-petition claims of critical trade vendors, as well as to honor certain pre-petition customer obligations such as volume discounts and rebates. The Company also received approval to pay all employees and employee-related expenses, vendors and other providers in the ordinary course for goods and services received from January 14, 2000.

    The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                                                MARCH 31,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Notes payable...............................................     $  2,047
13% senior subordinated notes...............................      130,000
Accounts payable............................................       36,934
Accrued expenses............................................       30,720
                                                                 --------
  Total.....................................................     $199,701
                                                                 ========

    Contractual interest expense not recorded on certain pre-petition debt totaled $3.6 million for the three months ended March 31, 2000.

3.  BANKRUPTCY ITEMS

    Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. As of March 31, 2000, the only component reported as a bankruptcy item is $4.4 million of professional fees and administrative items.

4.  INVENTORIES

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Raw material..........................................  $ 31,467       $28,633
Work-in-process.......................................     4,916         4,586
Finished goods........................................    72,381        66,406
                                                        --------       -------
                                                         108,764        99,625
LIFO reserve..........................................    (8,812)       (6,542)
                                                        --------       -------
                                                        $ 99,952       $93,083
                                                        ========       =======

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 2000

5.  RESTRUCTURING RESERVES

                                         DECEMBER 31, 1999   1ST QUARTER, 2000   CHANGE IN   MARCH 31, 2000
                                              BALANCE          EXPENDITURES      ESTIMATE       BALANCE
                                         -----------------   -----------------   ---------   --------------
Severance and benefits.................       $    2               $(114)          $ 200          $ 88
Closing costs to exit facilities.......          771                (102)           (200)          469
Lease termination costs................          204                  --              --           204
Property taxes after ceasing
  operations...........................           87                 (12)             --            75
                                              ------               -----           -----          ----
Total..................................       $1,064               $(228)          $  --          $836
                                              ======               =====           =====          ====

6.  RELATED PARTY TRANSACTIONS

    For the three months ended March 31, 2000, the Company accrued $0.4 million for management and directors' fees and out of pocket expenses payable to the principal stockholder. At March 31, 2000, unpaid fees of $0.4 million are included in accrued liabilities not subject to compromise and unpaid fees of $2.7 million are included in accounts payable and accrued expenses, subject to compromise. Unpaid fees of $2.7 million are included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 1999.

    The Company has an outstanding note receivable of $0.3 million at March 31, 2000, from its former President and Chief Operating Officer. The note is due in July 2000, and bears interest at 6.00%.

    On March 31, 1998, the Company's loaned its former Chief Financial Officer, who is also a director, $1.0 million related to the exercise of stock options. The current balance, including capitalized interest, is $1.1 million. The loan is due in March 2001 and bears interest at a rate of 5.89%. The loan is secured by shares of common stock.

    The notes are reflected as deductions from stockholders' equity at March 31, 2000 and December 31, 1999.

7.  SUBSEQUENT EVENT

    On April 28, 2000, the Company signed a definitive agreement to sell its Creative Card division located in Chicago to Taylor Corporation. Final approval for the sale was received on May 9, 2000, from the Bankruptcy Court, and the sale was finalized on May 9, 2000. The transaction included the sale of the division's inventory, property and equipment, intellectual property and certain prepaid expenses. The anticipated loss of $10 to $13 million will be recorded as a bankruptcy item in the second quarter, 2000.

8.  CONDENSED FINANCIAL INFORMATION OF ENTITIES IN PROCEEDING UNDER CHAPTER 11

    On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005, filed an involuntary Chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under Chapter 11 of title 11 of the United States Code (the

                          AMERICAN PAD & PAPER COMPANY

                                 MARCH 31, 2000

8. CONDENSED FINANCIAL INFORMATION OF ENTITIES IN PROCEEDING UNDER CHAPTER 11 (CONTINUED)
"Bankruptcy Code"). Following is the condensed financial statement for the entities in bankruptcy proceedings:

                                                                 FOR THE QUARTER ENDED MARCH 31, 2000
                                                         ----------------------------------------------------
                                                         ENTITIES IN   NOTEPAD
                                                         CHAPTER 11    FUNDING    ELIMINATIONS   CONSOLIDATED
                                                         -----------   --------   ------------   ------------
                                                                           (IN THOUSANDS)
Current................................................    $178,577    $  3,945     $     --       $182,522
Non-current assets.....................................     356,158          80      (41,165)       315,073
                                                           --------    --------     --------       --------
Total assets...........................................    $534,735       4,025     $(41,165)      $497,595
                                                           ========    ========     ========       ========
Current liabilities....................................    $349,890    $     39     $     --       $349,929
Intercompany payable...................................      37,179     (37,179)          --             --
Non-current liabilities................................      37,067                                  37,067
Liabilities subject to compromise......................     199,701          --           --        199,701
Deficit................................................     (89,102)     41,165      (41,165)       (89,102)
                                                           --------    --------     --------       --------
Total liabilities and deficit..........................    $534,735    $  4,025     $(41,165)      $497,595
                                                           ========    ========     ========       ========
Net sales..............................................    $135,691    $     --     $     --       $135,691
Gross profit...........................................       4,142          --           --          4,142
Net loss...............................................    $(28,303)   $   (815)    $    815       $(28,303)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

 1. Inability of the Company to operate pursuant to the terms of the DIP financing facility.

 2. Inability of the Company to operate successfully under a Chapter 11 proceeding.

 3. Failure of the Bankruptcy Court to approve orders requested by the Company and/or reorganization plans.

 4. Inability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases.

 5. Inability of the Company to sell certain business assets to reduce debt.

 6. Changes in economic conditions, in particular those that affect the retail and wholesale office product markets.

 7. Changes in the availability and/or price of paper, in particular if increases in the price of paper are not passed along to the Company's customers.

 8. Changes in senior management or control of the Company.

 9. Inability to obtain new customers or retain existing ones.

 10. Significant changes in competitive factors, including product pricing conditions affecting the Company.

 11. Governmental/regulatory actions and initiatives, including those affecting financings.

 12. Significant changes from expectations in actual capital expenditures and operating expenses.

 13. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.

 14. Significant changes in rates of interest, inflation or taxes.

 15. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

 16. Changes in accounting principles and/or the application of such principles to the Company.

    The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after date hereof.

OVERVIEW

    The Company is a leading manufacturer and marketer of nationally branded and private label paper-based office products in North America. The Company operates in one business segment, converting paper into office products, and offers a broad assortment of products through three complementary divisions: Ampad (writing pads, file folders, retail envelopes and other paper-based office products), Williamhouse (business envelopes and forms) and Creative Card (seasonal greeting cards). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, paper merchants and independent dealers. Certain factors which have affected, and may affect prospectively, the operating results of the Company are discussed below.

    PURCHASE ACCOUNTING EFFECTS. The Company's acquisitions have been accounted for using the purchase accounting method. The acquisitions have currently affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs (including assumption of debt) are allocated to the assets acquired based on the fair market value of such assets on the date of acquisition. The allocations of the purchase price result in an increase in historical book value of certain assets such as property, plant and equipment and intangible assets, including goodwill, which results in incremental annual depreciation and amortization expense each year.

    RAW MATERIAL. The Company's principal raw material is paper. Historically, certain commodity grades utilized by the Company have shown considerable price volatility. To the extent that the Company is not able to pass such price changes on to its customers due to strategic customer considerations or competitive market conditions, this price volatility had and is expected to continue to have an effect on net sales and cost of sales. There is no assurance that the Company will not be materially affected by future fluctuations in the price of paper.

RECENT DEVELOPMENTS

    PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. On January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005, filed an involuntary Chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The Bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) (the "Chapter 11 Cases") are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases. No plan of reorganization has yet been proposed by the Company.

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

    On March 21, 2000, the Company was notified by one of the major customers of the Ampad division that it intends to move its business to other suppliers. For the full year 1999, that customer accounted for approximately $42 million or 6.4% of the Company's sales.

    On May 9, 2000, the Company sold its Creative Card division located in Chicago to Taylor Corporation. The sale will result in a recorded loss for the second quarter, 2000, of approximately $10 to $13 million.

    MANAGEMENT CHANGES. On March 31, 2000, William L. Morgan, 60, retired as Executive Vice President and Chief Operating Officer of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    NET SALES decreased to $135.7 million in 2000 from $137.6 million in 1999, a decrease of $1.9 million or 1.4%. The decrease is comprised of a $1.3 million decrease in sales and a $0.6 million increase in customer incentives. The decrease in sales resulted from some customers' efforts to secure alternate sources of commodity product after the Chapter 11 filings. The increased customer incentives are due to increased volume of two large customers and additional rebates caused by changing product mix.

    GROSS PROFIT decreased to $4.1 million or 3.1% of net sales in 2000 from $12.9 million or 9.3% of net sales in 1999. This $8.8 million decrease in gross profit margin includes (i) $1.2 million attributable to lower sales,
(ii) $0.6 million in increased customer incentives discussed above, (iii)
$2.7 million LIFO adjustment, (iv) $0.8 million inventory write-down due to the pending loss of a major Ampad customer, (v) $0.4 million write-off of obsolete inventory and (vi) $3.1 in other operating variances.

    SELLING AND MARKETING expenses of $5.1 million incurred in 2000 increased $0.2 million from $4.9 million recorded in 1999. This increase was primarily due to higher costs for advertising and sales commissions.

    GENERAL AND ADMINISTRATIVE expenses increased to $9.4 million in 2000 from $7.1 million in 1999, or $2.3 million. This increase is primarily attributable to the employee retention plan approved in 2000, of which $3.2 million was expensed in the first quarter of 2000, offset by a decline in bad debt expenses of $0.9 million.

    LOSSES ON SALES OF ACCOUNTS RECEIVABLE decreased to $0.4 million in 2000 from $0.7 million in 1999 due primarily to the termination of the accounts receivable financing facility on January 10, 2000, as discussed above, see Item 2 "Proceedings Under Chapter 11 of the Bankruptcy Code". The losses on sales of accounts receivable represent the Company's cost of using a third party trust to provide off balance sheet financing of trade accounts receivable.

    GOODWILL AND INTANGIBLE ASSET AMORTIZATION expense decreased to $1.2 million in 2000 from $1.3 million in 1999, representing a decrease of $0.1 million. The decrease is due to the amortization associated with the reversal of transition reserves related to the Williamhouse and Niagara acquisitions to reduce goodwill and tradenames by $3.9 million in 1999.

    MANAGEMENT FEES AND SERVICES remained constant at $0.4 million in 2000 and 1999.

    BANKRUPTCY ITEMS of $4.4 million recorded in the first quarter, 2000, represent professional fees and administrative items associated with the Chapter 11 Cases filed on January 14, 2000. No bankruptcy items were incurred in 1999. See Note 3, Notes to Consolidated Financial Statements, "Bankruptcy Items".

    INTEREST EXPENSE increased to $11.0 million in 2000 from $10.8 million in 1999, representing an increase of $0.2 million. The increase was due to interest incurred on the additional $65 million DIP financing entered into as a result of the Chapter 11 filings, partially offset by contractual interest expense not recorded on pre-petition unsecured debt totaling $3.6 million.

    THE INCOME TAX PROVISION for the quarter ended March 31, 2000, reflects an effective income tax provision rate of (0.4)%, and for the quarter ended March 31, 1999, reflects an effective tax provision rate of 0%. In 2000, the income tax provision recorded represents only the estimated state tax liability. In both the first quarter of 2000 and 1999, the Company did not recognize the federal income tax benefit associated with its loss. The Company has recorded a full valuation allowance on net deferred tax assets relating to net operating losses and tax credits due to uncertainty surrounding the future realization of these assets.

KNOWN TRENDS AND SEASONALITY

    The Company experiences some seasonality in its business operations. During the Company's third and fourth quarters, net sales tend to be higher than in the first and second quarters due to sales of back-to-school, seasonal greeting card and tax filing products. The variance between quarters will decrease slightly in 2000 due to the sale of the Creative Card division.

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

LIQUIDITY AND CAPITAL RESOURCES

    On January 14, 2000, the Debtors filed the Chapter 11 Cases, which will affect the Company's liquidity and capital resources in 2000. See Note 1 of Notes to Consolidated Financial Statements (Unaudited) "Proceedings Under Chapter 11 of the Bankruptcy Code".

    Net cash used by operating activities for the three months ended March 31, 2000, was $7.9 million as compared to net cash used by operating activities for the three months ended March 31, 1999, of $0.6 million. The decreased cash flow from operations in 2000 is primarily the net result of the following: (i) cash used by the net loss of $17.3 million after adjustment for non-cash expenses,
(ii) a decrease in accounts receivable of $12.0 million due to lower sales in 2000 and the termination of the accounts receivable financing facility, described below, (iii) an increase in inventories of $6.9 million, (iv) an increase in accounts payable of $4.2 million due to the Chapter 11 filings which stayed most pre-petition trade payables and (v) a net change in all other assets and liabilities of $0.1 million.

    Cash used in investing activities for the three months ended March 31, 2000 and 1999 was $0.3 million and $2.1 million, respectively. In 2000, the Company purchased production equipment in the amount of $0.5 million, and recorded net proceeds on the sale of equipment of $0.2 million. The use in 1999 was primarily due to the purchase of equipment, principally production equipment.

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

    On January 18, 2000, the Company entered into $65 million DIP financing in the form of a revolving credit facility provided by the Company's existing bank group. Availability under the facility is contingent upon a borrowing base of accounts receivable and inventory, and bears interest at a rate of prime plus

2.5% (11.5% at March 31, 2000). The revolving credit facility matures July 17, 2000, and may be extended upon satisfaction of certain conditions.

    On February 9, 2000, the Bankruptcy Court gave final approval to the DIP facility. The Company believes the DIP facility should provide it with adequate liquidity to conduct its operations while it prepares a reorganization plan.

    The Company's Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the involuntary and voluntary petitions, referred to in
Note 1 of the Notes to the Consolidated Financial Statements (Unaudited), "Proceedings Under Chapter 11 of the Bankruptcy Code", the related circumstances and the losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependant upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 Cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability of the values of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization.

    At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the Company's business. The Company believes the DIP facility should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Forward-Looking Statements."

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk exposure arising from changes in interest rates is minimal as less than 1% of the total debt outstanding at March 31, 2000, represented variable rate obligations.

                           PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

    As reported in the Company's Form 10-K for the year ended December 31, 1999, on January 10, 2000, certain holders of the Company's 13% Senior Subordinated Notes due November 15, 2005, filed an involuntary Chapter 11 petition against the Company and all of its subsidiaries except Notepad Funding Corporation (the "Debtors") in the United States Bankruptcy Court for the District of Delaware. On January 14, 2000, each of the Debtors consented to the entry of an Order for Relief and filed voluntary petitions under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The Bankruptcy Case Numbers 00-00066 (RRM) through 00-00072 (RRM) (the "Chapter 11 Cases") are being jointly administered under Case Number 00-00066 (RRM). Each of the Debtors is continuing to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code. On January 28, 2000, an Official Committee of Unsecured Creditors was appointed in these cases.

    The potential effect of the Company's Chapter 11 bankruptcy proceedings will be considered by the Company with respect to any decisions or actions relating to legal proceedings.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

    The Company commenced the Chapter 11 Cases on January 14, 2000. As a result of the filing of the Chapter 11 Cases, no principal and interest payments will be made on certain indebtedness incurred by the Company prior to January 14, 2000, including the 13% Senior Subordinated Notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5  OTHER INFORMATION

    None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
  27.1        Financial Data Schedule

    (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, American Pad & Paper Company has duly caused this report to be signed on May 15, 2000, on their behalf by the undersigned thereunto duly authorized.

               /s/ JAMES W. SWENT, III
     -------------------------------------------                    /s/ DAVID N. PILOTTE
                 James W. Swent, III                   ---------------------------------------------
             CHIEF EXECUTIVE OFFICER AND                              David N. Pilotte
               CHIEF FINANCIAL OFFICER                    VICE PRESIDENT AND CORPORATE CONTROLLER
          (PRINCIPAL EXECUTIVE OFFICER AND                     (PRINCIPAL ACCOUNTING OFFICER)
            PRINCIPAL FINANCIAL OFFICER)